Form 10QSB
period 1998-09-30
EMC ENERGIES INC
filed 1999-12-06
CIK 32567

EMC ENERGIES, INC. FIRST QUARTER 10QSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____
                    Commission File No. 0-5391

                        EMC ENERGIES, INC.
          (Name of Small Business Issuer in its Charter)

              WYOMING                        83-0210365
   (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
    incorporation or organization)

                  4685 S. HIGHLAND DR, SUITE 202
                     SALT LAKE CITY, UT 84117
            (Address of Principal Executive Offices)

            Issuer's Telephone Number: (801)274-1011

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

(1)  Yes       No  X           (2)  Yes  X    No
         ----     ----                 ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; not applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                   September 30, 1998
                   Common Voting Stock
                       2,423,358

                   September 30, 1998
                    Preferred Stock
                          -0-


PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                      EMC ENERGIES, INC.
                        BALANCE SHEET
              September 30, 1998 and June 30, 1998
                         (Unaudited)

                           ASSETS
                                          9/30/98             6/30/98
Current Assets:
     Cash                               $   3,385           $   3,894
     Marketable Securities                 28,525              28,525
     Other Investments                      1,575               1,575
                                          _______             _______
         Total Current Assets              33,485              33,994

Property & Equipment, net                   2,500              10,500
                                           ------              ------
TOTAL ASSETS                           $   35,985           $  44,494
                                           ======              ======


             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities                    $        0           $       O
                                          _______            ________
         Total Current Liabilities              0                   0

Stockholders' Equity
    Common stock, $.25 par value;
     authorized 10,000,000 shares;
     issued and outstanding 2,423,358     605,840            605,840
    Additional Paid-in Capital            821,311            821,311
    Accumulated Deficit                (1,087,869)        (1,079,360)
    Accumulated Other Comprehensive
       Income (Loss)                      (10,770)           (10,770)
                                        _________          _________
                                          328,512            337,021
    Less cost of treasury stock          (292,527)          (292,527)
                                        _________          _________
         Total Stockholders' Equity        35,985             44,494

TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY           $  35,985          $  44,494
                                         ========           ========

See accompanying notes to financial statements.



                        EMC ENERGIES, INC.
                     STATEMENTS OF OPERATIONS
       For the Three Month Periods Ended September 30, 1998 and 1997
                          (Unaudited)

                                     Three Months         Three Months
                                        Ended                Ended
                                       9/30/98              9/30/97
REVENUE                              $       0            $       0


General and Administrative Expenses        509                1,135
Asset Impairment Charge                  8,000                    0
                                         -----                -----
      Net Loss from Operations          (8,509)              (1,135)
Other Income/Expense
   Interest Expense                          0                    0
                                        ------                -----
      Total Other Income/Expense             0                    0

Net Loss Before Taxes                   (8,509)              (1,135)
    Income Taxes                             0                    0
                                        ------               ------
Net Loss                             $  (8,509)             $(1,135)
                                        ======               ======
Loss Per Share                       $   (.003)             $(.0005)
                                        ======               ======
Weighted Average
      Shares Outstanding             2,423,358            2,423,358


See accompanying notes to the financial statements.

                      EMC ENERGIES, INC.
             STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                             Accum.
        Common Stock     Add'l     Accum-    Other     Treasury Stock
      Shares    Amount  Paid-in    ulated  Comprehens. Shares   Amount
      Issued    Paid    Capital    Deficit   Losses    Issued   Paid    Total
     --------  ------   -------   ---------  -------  -------  -------
-----
Balance,
June 30,1998
   2,423,358 $605,840 $821,311 $(1,079,360)$(10,770)353,386 $(292,527)$44,494

Net Loss
for the
Period Ended
September 30, 1998                  (8,509)                            (8,509)
   _________  _______  _______   _________   ______ _______   _______ _______
Balance, September 30, 1998
   2,423,358 $605,840 $821,311 $(1,087,869)$(10,770)353,386 $(292,527)$35,985
   ========= ======== ======== =========== ======== ======= ========= ========


See accompanying notes to the financial statements.


                      EMC ENERGIES, INC.
                  STATEMENTS OF CASH FLOWS
    For the Three Month Periods Ended September 30, 1998 and 1997
                        (Unaudited)
                                      Three Months      Three Months
                                         Ended             Ended
                                        9/30/98           9/30/97
Cash Flows Provided By/Used For
     Operating Activities

  Net Loss                            $   (8,509)      $   (1,135)
  Adjustments to reconcile
  net loss to net cash provided by/
  used in operating activities:
    Changes in assets & liabilities            0                0
    Asset impairment charge                8,000                0
                                           -----            -----
      Net Cash Provided By/Used
      for Operating Activities              (509)               0

Cash Flows Provided By/Used for
Financing Activities
  Principal increase in notes payable          0                0
  Investment by shareholder                    0                0
                                           -----            -----
     Net Cash Provided By Financing
     Activities                                0                0
                                           -----            -----
       Net Decrease in Cash                 (509)          (1,135)

Beginning Cash Balance                     3,894            3,056
                                           -----            -----
Ending Cash Balance                       $3,385           $1,921
                                           =====            =====
Supplemental Disclosure
  Interest paid                           $    0           $    0
                                           =====            =====
 Income taxes paid                        $    0           $    0
                                           =====            =====



                 NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited Financial Statements for the year ended June 30, 1998.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           September 30,      June 30,
                                              1998             1998
                                           -------------     ----------
  Land                                       $ 10,500         $ 10,500
  Proved Leasehold                                250              250
  Well equipment                                  670              670
                                            -----------       ---------
  Less accumulated depletion & impairment       8,920              920
                                            -----------       ---------
                                             $  2,500          $ 10,500
                                            ===========       =========

NOTE 3 - STOCKHOLDERS' EQUITY

The Company has adopted SFAS 130 which requires presentation of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. The Company has changed the format of its statements of stockholders' equity (deficit) to present comprehensive income. Accumulated other comprehensive income or loss shown in the statements of stockholders' equity at September 30, 1998 and June 30, 1998, is solely comprised of the accumulated change in unrealized gains and losses on marketable securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 1998 and the year ended June 30, 1998 the Company paid an Officer and Director $257 and $551 respectively for services rendered to the Company.

NOTE 5 - MARKETABLE SECURITIES AND OTHER INVESTMENTS

Marketable Securities are carried on the balance sheet at their Fair value as shown below.
                                        September 30,       June 30,
                                           1998               1998
                                        ------------       ----------
                    Cost                 $ 39,295           $ 39,295
                    Unrealized loss        10,770             10,770
                                          -------            -------
                    Market value         $ 28,525           $ 28,525
                                          =======            =======




Item 2.Management's Discussion and Analysis or Plan of Operation. Plan of Operation.

The Company has not engaged in any material operations in the period ending September 30, 1998, or since on or before June 30, 1990. The Company intends to continue to seek out the acquisition of assets, property or businesses that may be beneficial to the Company and its stockholders. The Company's foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing, keeping its reports "current" with the Securities and Exchange Commission, and costs related to locating and reorganizing with a going-concern merger candidate. Management anticipates that the Company will have to raise or borrow additional funds during the next 12 months to this end.

Results of Operations. The Company has had no operations since June 1990. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses. At September 30, 1998, the Company had $35,985 in assets and no liabilities.

The Company had a net loss for the three months ended September 30, 1998 of $(8,509) compared to a net loss of $(1,135) for the same period last year. The Company has a net operating loss carryforward of $(1,087,869) since inception.

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings.
None; not applicable.

Item 2. Changes in Securities.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of matters to a Vote of Security Holders.

None; not applicable

Item 5. Other Information.

None; not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number                                     Description
- --------------                                     -----------
     (27)                                     Financial Date Schedule.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EMC ENERGIES, INC.


Date: 12-3-99              By /S/Thomas Galles
                           President and Director