Form 10QSB
period 1998-12-31
EMC ENERGIES INC
filed 1999-12-06
CIK 32567

EMC ENERGIES, INC. SECOND QUARTER 10QSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1998

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

                    December 31, 1998
                   Common Voting Stock
                       2,423,358

                   December 31, 1998
                    Preferred Stock
                          -0-


PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                      EMC ENERGIES, INC.
                        BALANCE SHEET
              December 31, 1998 and June 30, 1998
                         (Unaudited)

                           ASSETS
                                          12/31/98             6/30/98
Current Assets:
     Cash                               $   2,762           $   3,894
     Marketable Securities                 28,525              28,525
     Other Investments                      1,575               1,575
                                          _______             _______
         Total Current Assets              32,862              33,994

Property & Equipment, net                   2,500              10,500
                                           ------              ------
TOTAL ASSETS                           $   35,362           $  44,494
                                           ======              ======


             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities                    $        0           $       O
                                          _______            ________
         Total Current Liabilities              0                   0

Stockholders' Equity
    Common stock, $.25 par value;
     authorized 10,000,000 shares;
     issued and outstanding 2,423,358     605,840            605,840
    Additional Paid-in Capital            821,311            821,311
    Accumulated Deficit                (1,088,492)        (1,079,360)
    Accumulated Other Comprehensive
       Income (Loss)                      (10,770)           (10,770)
                                        _________          _________
                                          327,889            337,021
    Less cost of treasury stock          (292,527)          (292,527)
                                        _________          _________
         Total Stockholders' Equity        35,362             44,494

TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY           $  35,362          $  44,494
                                         ========           ========

See accompanying notes to financial statements.



                        EMC ENERGIES, INC.
                     STATEMENTS OF OPERATIONS
       For the Six Month Periods Ended December 31, 1998 and 1997
                          (Unaudited)

                                     Six Months         Six Months
                                        Ended              Ended
                                       12/31/98          12/31/97
REVENUE                              $       0            $       0


General and Administrative Expenses      1,135                1,542
Asset Impairment Charge                  8,000                    0
                                         -----                -----
      Net Loss from Operations          (9,135)              (1,542)
Other Income/Expense
   Other Income                              3                    5
                                         -----                -----
      Total Other Income/Expense             3                    5

Net Loss Before Taxes                   (9,132)              (1,537)
    Income Taxes                             0                    0
                                         -----                -----
Net Loss                             $  (9,132)             $(1,537)
                                        ======               ======
Loss Per Share                       $  (.004)              $(.0006)
                                        ======               ======
Weighted Average
      Shares Outstanding             2,423,358            2,423,358


See accompanying notes to the financial statements.

                      EMC ENERGIES, INC.
             STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE QUARTER ENDED DECEMBER 31, 1998
                                             Accum.
        Common Stock     Add'l     Accum-    Other     Treasury Stock
      Shares    Amount  Paid-in    ulated  Comprehens. Shares   Amount
      Issued    Paid    Capital    Deficit   Losses    Issued   Paid    Total
     --------  ------   -------   ---------  -------  -------  -------
-----
Balance,
June 30,1998
   2,423,358 $605,840 $821,311 $(1,079,360)$(10,770)353,386 $(292,527)$44,494

Net Loss
for the
Period Ended
September 30, 1998                  (8,509)                            (8,509)

Net Loss
for the
Period Ended
December 31, 1998                     (623)                              (623)
   _________  _______  _______   _________   ______ _______   _______ _______
Balance, December 31, 1998
   2,423,358 $605,840 $821,311 $(1,088,492)$(10,770)353,386 $(292,527)$35,362
   ========= ======== ======== =========== ======== ======= ========= ========


See accompanying notes to the financial statements.


                      EMC ENERGIES, INC.
                  STATEMENTS OF CASH FLOWS
    For the Six Month Periods Ended December 31, 1998 and 1997
                        (Unaudited)
                                       Six Months        Six Months
                                         Ended             Ended
                                        12/31/98          12/31/97
Cash Flows Provided By/Used For
     Operating Activities

  Net Loss                            $   (9,132)      $   (1,537)
  Adjustments to reconcile
  net loss to net cash provided by/
  used in operating activities:
    Changes in assets & liabilities            0                0
    Asset impairment charge                8,000                0
                                           -----            -----
      Net Cash Provided By/Used
      for Operating Activities            (1,132)          (1,537)

Cash Flows Provided By/Used for
Financing Activities
  Principal increase in notes payable          0                0
                                           -----            -----
     Net Cash Provided By Financing
     Activities                                0                0
                                           -----            -----
       Net Decrease in Cash               (1,132)          (1,537)

Beginning Cash Balance                     3,894            3,056
                                           -----            -----
Ending Cash Balance                       $2,762           $1,519
                                           =====            =====
Supplemental Disclosure
  Interest paid                           $    0           $    0
                                           =====            =====
 Income taxes paid                        $    0           $    0
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

                                            December 31,      June 30,
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
                                            ===========       =========
NOTE 3 - STOCKHOLDERS' EQUITY

The Company has adopted SFAS 130 which requires presentation of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. The Company has changed the format of its statements of stockholders' equity (deficit) to present comprehensive income. Accumulated other comprehensive income or loss shown in the statements of stockholders' equity at December 31, 1998 and June 30, 1998, is solely comprised of the accumulated change in unrealized gains and losses on marketable securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 1998 and the year ended June 30, 1998 the Company paid an Officer and Director $360 and $551 respectively for services rendered to the Company.

NOTE 5 - MARKETABLE SECURITIES AND OTHER INVESTMENTS

Marketable Securities are carried on the balance sheet at their Fair value as shown below.
                                         December 31,        June 30,
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
                                          =======            =======


Item 2.Management's Discussion and Analysis or Plan of Operation. Plan of Operation.

The Company has not engaged in any material operations in the period ending December 31, 1998, or since on or before June 30, 1990. The Company intends to continue to seek out the acquisition of assets, property or businesses that may be beneficial to the Company and its stockholders. The Company's foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing, keeping its reports "current" with the Securities and Exchange Commission, and costs related to locating and reorganizing with a going-concern merger candidate. Management anticipates that the Company will have to raise or borrow additional funds during the next 12 months to this end.

Results of Operations. The Company has had no operations since June 1990. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses. At December 31, 1998, the Company had $35,362 in assets and no liabilities.

The Company had a net loss for the six months ended December 31, 1998 of $(9,132) compared to a net loss of $(1,537) for the same period last year. The Company has a net operating loss carryforward of $(1,088,492) since inception.

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