Form 10QSB
period 1999-03-31
EMC ENERGIES INC
filed 1999-12-06
CIK 32567

EMC ENERGIES, INC. THIRD QUARTER 10QSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

                     March 31, 1999
                   Common Voting Stock
                       2,423,358

                    March 31, 1999
                    Preferred Stock
                          -0-


PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                      EMC ENERGIES, INC.
                        BALANCE SHEET
              March 31, 1999 and June 30, 1998
                         (Unaudited)

                           ASSETS
                                          3/31/99             6/30/98
Current Assets:
     Cash                               $   2,261           $   3,894
     Marketable Securities                 28,525              28,525
     Other Investments                      1,575               1,575
                                          _______             _______
         Total Current Assets              32,361              33,994

Property & Equipment, net                   2,500              10,500
                                           ------              ------
TOTAL ASSETS                           $   34,861           $  44,494
                                           ======              ======


             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities                    $        0           $       O
                                          _______            ________
         Total Current Liabilities              0                   0

Stockholders' Equity
    Common stock, $.25 par value;
     authorized 10,000,000 shares;
     issued and outstanding 2,423,358     605,840            605,840
    Additional Paid-in Capital            821,311            821,311
    Accumulated Deficit                (1,088,993)        (1,079,360)
    Accumulated Other Comprehensive
       Income (Loss)                      (10,770)           (10,770)
                                        _________          _________
                                          327,388            337,021
    Less cost of treasury stock          (292,527)          (292,527)
                                        _________          _________
         Total Stockholders' Equity        34,861             44,494

TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY           $  34,861          $  44,494
                                         ========           ========

See accompanying notes to financial statements.



                        EMC ENERGIES, INC.
                     STATEMENTS OF OPERATIONS
       For the Nine Month Periods Ended March 31, 1999 and 1998
                          (Unaudited)

                                     Nine Months         Nine Months
                                        Ended              Ended
                                       3/31/99            3/31/98
REVENUE                              $       0            $       0


General and Administrative Expenses      1,636                2,765
Asset Impairment Charge                  8,000                    0
                                         -----                -----
      Net Loss from Operations          (9,636)              (2,765)
Other Income/Expense
   Other Income                              3                    5
   Gain on Sale of Securities                0                2,386
                                         -----                -----
      Total Other Income/Expense             3                2,391

Net Loss Before Taxes                   (9,633)                (374)
    Income Taxes                             0                    0
                                         -----                -----
Net Loss                             $  (9,633)             $  (374)
                                        ======               ======
Loss Per Share                       $   (.004)             $(.0002)
                                        ======               ======
Weighted Average
      Shares Outstanding             2,423,358            2,423,358


See accompanying notes to the financial statements.

                      EMC ENERGIES, INC.
             STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE QUARTER ENDED MARCH 31, 1999
                                             Accum.
        Common Stock     Add'l     Accum-    Other     Treasury Stock
      Shares    Amount  Paid-in    ulated  Comprehens. Shares   Amount
      Issued    Paid    Capital    Deficit   Losses    Issued   Paid    Total
     --------  ------   -------   ---------  -------  -------  -------
-----
Balance,
June 30,1998
   2,423,358 $605,840 $821,311 $(1,079,360)$(10,770)353,386 $(292,527)$44,494

Net Loss
for the
Period Ended
September 30, 1998                  (8,509)                            (8,509)

Net Loss
for the
Period Ended
December 31, 1998                     (623)                              (623)

Net Loss
for the
Period Ended
March 31, 1999                        (501)                              (501)

   _________  _______  _______   _________   ______ _______   _______ _______
Balance, March 31, 1999
   2,423,358 $605,840 $821,311 $(1,088,993)$(10,770)353,386 $(292,527)$34,861
   ========= ======== ======== =========== ======== ======= ========= ========

See accompanying notes to the financial statements.


                      EMC ENERGIES, INC.
                  STATEMENTS OF CASH FLOWS
    For the Nine Month Periods Ended March 31, 1999 and 1998
                        (Unaudited)
                                       Nine Months        Nine Months
                                         Ended              Ended
                                        3/31/99            3/31/98
Cash Flows Provided By/Used For
     Operating Activities

  Net Loss                            $   (9,633)      $     (374)
  Adjustments to reconcile
  net loss to net cash provided by/
  used in operating activities:
    Changes in assets & liabilities            0                0
    Gain on sale of securities                 0            2,386
    Asset impairment charge                8,000                0
                                           -----            -----
      Net Cash Provided By/Used
      for Operating Activities            (1,633)           2,012

Cash Flows Provided By/Used for
Financing Activities
    Sale of securities                         0             (501)
                                           -----            -----
     Net Cash Provided By Financing
     Activities                                0             (501)
                                            -----            -----
       Net Increase/Decrease in Cash      (1,633)           1,511

Beginning Cash Balance                     3,894            3,056
                                           -----            -----
Ending Cash Balance                       $2,261           $4,567
                                           =====            =====
Supplemental Disclosure
  Interest paid                           $    0           $    0
                                           =====            =====
 Income taxes paid                        $    0           $    0
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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             March 31,        June 30,
                                               1999             1998
                                           -------------     ----------
  Land                                       $ 10,500         $ 10,500
  Proved Leasehold                                250              250
  Well equipment                                  670              670
                                            -----------       ---------
  Less accumulated depletion & impairment       8,920              920
                                            -----------       ---------
                                             $  2,500          $ 10,500
                                            ===========       =========
NOTE 3 - STOCKHOLDERS' EQUITY

The Company has adopted SFAS 130 which requires presentation of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. The Company has changed the format of its statements of stockholders' equity (deficit) to present comprehensive income. Accumulated other comprehensive income or loss shown in the statements of stockholders' equity at March 31, 1999 and June 30, 1998, is solely comprised of the accumulated change in unrealized gains and losses on marketable securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 1999 and the year ended June 30, 1998 the Company paid an Officer and Director $578 and $551 respectively for services rendered to the Company.

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
                                          =======            =======




Item 2.Management's Discussion and Analysis or Plan of Operation. Plan of Operation.

The Company has not engaged in any material operations in the period ending March 31, 1999, or since on or before June 30, 1990. The Company intends to continue to seek out the acquisition of assets, property or businesses that may be beneficial to the Company and its stockholders. The Company's foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing, keeping its reports "current" with the Securities and Exchange Commission, and costs related to locating and reorganizing with a going-concern merger candidate. Management anticipates that the Company will have to raise or borrow additional funds during the next 12 months to this end.

Results of Operations. The Company has had no operations since June 1990. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses. At March 31, 1999, the Company had $34,861 in assets and no liabilities.

The Company had a net loss for the nine months ended March 31, 1999 of $(9,633) compared to a net loss of $(374) for the same period last year. The Company has a net operating loss carryforward of $(1,088,993) since inception.


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