Form 10KSB
period 1999-06-30
EMC ENERGIES INC
filed 1999-12-06
CIK 32567

EMC EMERGIES, INC.
             U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-KSB

[X} ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 1999.

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _______

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

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: Common stock having a par value of $.25 per share

Check  whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes     No X        (2)   Yes  X    No
         ---     ---               ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
June 30, 1998  $ - 0 -

State  the   aggregate   market  value  of  the  common  voting  stock  held
by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     June 30, 1998 - $488,341 There are 1,953,366 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Company, so the Company has arbitrarily valued these shares on the basis of par value (.25) per share. There are no preferred shares authorized.

             (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS)

None; Not Applicable.

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         Common Voting Stock
                            June 30, 1999
                              2,423,358

                           Preferred Stock
                            June 30, 1999
                                  0
                          (None authorized)


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

     The Company was incorporated under the laws of the State of Wyoming on June 19, 1969. Following an involuntary dissolution for failure to file an annual report, the Company was reinstated as a Wyoming Corporation on October 14, 1999.

     Prior to 1990, the Company was engaged in the business of exploring for and producing oil and gas in the Rocky Mountain and Mid-Continent areas of the United States. The Company liquidated substantially all of its assets in 1990, and has been dormant since that time. It has attempted to find a suitable acquisition or merger candidate since 1990, but none have been discovered and no agreements have been entered into as of June 30, 1999.

Business
---------

     The Company has had no business operations since 1990. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, the Company is essentially a "blank check" company. Because the Company has virtually no assets, conducts no business and has no employees, management anticipates that any such acquisition would require the Company to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or by contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company currently has no business operations other than seeking the acquisition of assets, property or business that may benefit the Company
and its stockholders.   As of the date  hereof,  the Company  has not
executed any definitive, binding Plan of Reorganization and there can be no assurance that such a Plan will ever be executed or that, if executed, such a transaction will be completed.

Principal Products or Services and Markets
------------------------------------------

     The Company currently offers no principal products or services and has not been engaged in any material operations since on or before June 30, 1990.


Distribution methods of the products or services;
-------------------------------------------------

     None; not applicable.

Status of any publicly announced new product or service
-------------------------------------------------------

     None; not applicable.

Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition
---------------------------------------------------

     None; not applicable.

Sources and availability of raw materials and the names of principal suppliers
---------------------------------------------------------------------------

     None; not applicable.

Dependence on one or a few major customers
------------------------------------------

     None; not applicable.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration
------------------------------------------------------------------

     None; not applicable.

Need for any government approval of principal products or services
-----------------------------------------------------------------

     None; not applicable.

Effect of existing or probable governmental regulations on the business
-----------------------------------------------------------------------

     None; not applicable.

Time spend during the last two fiscal years on research and development activities
-----------------------------------------------------------------------

     None; not applicable;


Costs and effects of compliance with environmental laws
-------------------------------------------------------

     None; not applicable.

Number of total employees and number of full time employees
-----------------------------------------------------------

     None; not applicable.

Risk Factors
-------------

     In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified and a reorganization with such a candidate completed;
however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenues since before June 30, 1990. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

     "Going  Concern"  Opinion  of  Independent   Auditor.  In  its
Independent Auditors' Report, on the Company's financial statements for the years ended June 30, 1998 and 1999, the Company's independent auditor has expressed uncertainty as to the likelihood of the Company's continuing as a going concern. This opinion is based on the Company's substantial accumulated losses from operations, its lack of assets and its net working capital deficiency. See Part I, Item 7, of this Report.

     Discretionary Use of Proceeds; "Blank Check" Company. Because the Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

     State Restrictions on "Blank Check" Companies. A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See Paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of the Company's common stock within the borders of regulating states.

     By regulation or policy statement, eight states (Idaho, Maryland,
Missouri, Nevada,   New  Mexico,   Pennsylvania,   Utah  and  Washington)
place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

     Further, all states (with the exception of Alabama, Delaware, Florida, Hawaii, Illinois, Minnesota, Nebraska and New York) have adopted some form of the Small Corporate Offering Registration Exemption ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. States participating in the SCOR program also allow applications for registration  of securities by  qualification  by filing  a  Form  U-7  with
the   states'   securities   commissions.   In  most jurisdictions,  "blank
check" and "blind pool" companies are not eligible for participation in the SCOR program.

     Management to Devote Insignificant Time to Activities of the Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

     Capital Consulting of Utah, Inc., which is a consultant to the Company, has been and continues to be, involved in the promotion of other entities that may be deemed to be "blank check" companies. Additionally, it provides financial consulting services to these companies.

     Future Sales of Common Stock. As of the date of this Report, all of the Company's stock has been beneficially owned for one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, shareholders may then commence to sell up to one percent of the outstanding securities of the Company in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. For additional information concerning the present market for shares of common stock of the Company, see Part III, Item 9 of this Report.

     Dilution. Any reverse or issuance of any stock will effect a "dilution" of the holdings of the Company's stockholders. Because the Company currently has no resources, and is unlikely to have any resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock, and that a reverse of the existing shareholder base will be necessary; this would further dilute the holdings of the Company's other stockholders.

     No Market for Common Stock; No Market for Shares. Although the Company's common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), under the symbol "EMCE", there is currently no established market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Part II, Item 5, of this Report.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has not been an "established public market" for the Company's common stock for the past 8 years. The Company's common stock is quoted on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc.(the "NASD"), under the symbol "EMCE".

     After completing a merger or acquisition transaction the Company will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that market maker will dominate the market and set prices that are not based on competitive forces.

     Section 15(g) of the Securities Exchange Act of 1934, as amended,  and
Reg. Section   240.15g-2  of  the   Securities   and  Exchange   Commission
require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Involvement in Other "Blank Check" Companies.
---------------------------------------------
     Management does not have any other experience in the past ten years with other "blank check" companies.

      Capital Consulting of Utah, Inc., which is a consultant of the Company, has been and continues to be, involved in the promotion of other entities that may be deemed to be "blank check" companies. Additionally, it provides financial consulting services to these companies.


Item 2.  Description of Property.

      The Company has limited property including real property located in Estes, Colorado, two gold bars, and securities, and cash, the combined value of which is approximately $24,000.

     The Company's principal executive office address and telephone number is the home address and number of Thomas Galles, the company's president, which are provided at no cost. See Item 1, Part I, of this Report.


Item 3.  Legal Proceedings.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None; not applicable

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

     There is no "public market" for shares of common stock of the Company.

     The Company is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") under the symbol "EMCE", however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by shareholders may have a substantial adverse impact on any such public market.

Holders
-------

     The number of record holders of the Company's common stock as of June 30, 1999 was 1,072; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

Dividends
---------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

     None; not applicable.


Item 6. Management's Discussion and Analysis or Plan of Operation. Plan of Operation
-----------------

     The Company has not engaged in any material operations in the period ending June 30, 1999, or since in or before June 30, 1990. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in its state of incorporation, maintaining the Company in good standing with its transfer agent, legal fees and accounting fees to keep its reports "current" with the Securities and Exchange Commission, and cash requirements to effect a merger or acquisition with a going concern company.

     The Company currently has no business operations other than seeking the acquisition of assets, property or business that may benefit the Company and its stockholders.

     As of the date  hereof,  the  parties  have not  executed  any
definitive, binding Plan or merger or reorganization,   and there can be
no assurance that such a Plan will ever be executed or that, if executed, such a transaction will be completed.

Results of Operations
---------------------

     The Company has had no operations since June 30, 1990.

Liquidity
---------

     The Company presently has no assets, cash or otherwise. It is anticipated that the Company's expenses over the next 12 months will be advanced through loans from either it's officers and directors or Capital Consulting of Utah, Inc.

Item 7.  Financial Statements.

For the periods ended June 30, 1998 and June 30, 1999
-----------------------------------------------------

                        EMC ENERGIES, INC.
                   INDEPENDENT AUDITORS' REPORT
                              AND
                      FINANCIAL STATEMENTS

                     JUNE 30, 1999 AND 1998



                             CONTENTS
                                                                        PAGE

INDEPENDENT AUDITOR'S REPORT                                             1

FINANCIAL STATEMENTS
   Balance Sheets                                                        2


   Statements of Operations                                              3

   Statements of Stockholders' Equity                                    4

   Statements of Cash Flows                                              5

   Notes to Financial Statements                                        6


                       INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
EMC ENERGIES, INC.


I have audited the balance sheets of EMC Energies, Inc. as of June 30, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EMC Energies, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses, and has limited working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
November 17, 1999




                          EMC ENERGIES, INC.
                            BALANCE SHEET
                       JUNE 30, 1999 AND 1998

                           ASSETS
                                          June 30             June 30
                                           1999                1998
CURRENT ASSETS:
     Cash                               $   1,657           $   3,894
     Marketable Securities -
        Available for sale                 18,875              28,525
     Other Investments                      1,575               1,575
                                          -------             -------
         Total Current Assets              22,107              33,994

PROPERTY AND EQUIPMENT, NET                 2,500              10,500
                                           ------              ------
TOTAL ASSETS                           $   24,607           $  44,494
                                           ======              ======


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                    $        -           $       -
                                          _______            ________
         Total Current Liabilities              -                   -

STOCKHOLDERS' EQUITY
    Common stock, $.25 par value;
     10,000,000 shares authorized;
     2,423,358 shares issued at
     1999 and 1998                        605,840             605,840
    Additional paid-in capital            821,311             821,311
    Retained earnings (deficit)        (1,089,597)         (1,079,360)
    Accumulated other comprehensive
     income (loss)                        (20,420)            (10,770)
                                        _________           _________
                                          317,134             337,021
    Less treasury stock at cost,
     (353,386 shares both years)         (292,527)           (292,527)
                                        _________           _________
TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY           $  24,607           $  44,494
                                         ========            ========

The accompanying notes are an integral part of these financial statements.



                        EMC ENERGIES, INC.
                     STATEMENTS OF OPERATIONS

                                       For the            For the
                                     Year Ended         Year Ended
                                       June 30            June 30
                                        1999               1998
                                     ----------         ----------
REVENUE                              $       -            $       -
                                      --------             --------

EXPENSES:
General and Administrative Expenses      2,240                3,465
Asset Impairment Charge                  8,000                    -
                                        ------                -----
TOTAL OPERATING EXPENSES                10,240                3,465
                                        ------                -----
Net (loss) before other items          (10,240)              (3,465)
                                        ------                -----
OTHER INCOME (EXPENSE):
   Other income                              3                    5
   Interest income                           -                   28
   Gain (loss)on sale of
    marketable securities                    -                2,385
                                         -----                -----
TOTAL OTHER INCOME (EXPENSE)                 3                2,418
                                         -----                -----
NET (LOSS) BEFORE TAXES                (10,237)              (1,047)

PROVISIONS FOR INCOME TAXES                  -                    -
                                         -----                -----
NET (LOSS)                           $ (10,237)             $(1,047)
                                        ======               ======
EARNINGS (LOSS) PER SHARE
 Income (loss) from
  continuing operations              $   (0.00)             $ (0.00)
                                        ======               ======
 Net income                          $   (0.00)             $ (0.00)
                                        ======               ======
WEIGHTED AVERAGE
   SHARES OUTSTANDING                2,423,358            2,423,358
                                     =========            =========


The accompanying notes are an integral part of these financial statements.




                         EMC ENERGIES, INC.
                STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                             Accum.
        Common Stock     Add'l     Accum-    Other     Treasury Stock
      Shares    Amount  Paid-in    ulated  Comprehens. Shares   Amount
      Issued    Paid    Capital    Deficit   Losses    Issued   Paid    Total
     --------  ------   -------   ---------  -------  -------  -------
-----
BALANCE, June 30,1997:
   2,423,358 $605,840 $821,311 $(1,078,313)$(11,157)353,286 $(292,524)$45,157

Treasury stock
 acquisition                                            100        (3)     (3)

Comprehensive income:
 Net loss for the
  period ended
  June 30, 1998                     (1,047)                            (1,047)

 Other comprehensive
  income (loss)
  unrealized gain
  on securities                                 387                       387

Comprehensive income                                                     (660)
   _________  _______  _______   _________   ______ _______   _______ _______
BALANCE, June 30, 1998:
   2,423,358 $605,840 $821,311 $(1,079,360)$(10,770)353,386 $(292,527)$44,494

Comprehensive income:
 Net loss for the
  period ended
  June 30, 1999                    (10,237)                           (10,237)

 Other comprehensive
  income (loss)
  unrealized gain (loss)
  on securities                              (9,650)                   (9,650)

Comprehensive income                                                  (19,887)
   _________  _______  _______   _________   ______ _______   _______ _______
BALANCE, June 30, 1999:
   2,423,358 $605,840 $821,311 $(1,089,597)$(20,420)353,386 $(292,527)$24,607
   ========= ======== ======== =========== ======== ======= ========= ========

The accompanying notes are an integral part of these financial statements.


                      EMC ENERGIES, INC.
                  STATEMENTS OF CASH FLOWS

                                        For the            For the
                                      Year Ended          Year Ended
                                        June 30,           June 30,
                                         1999               1998
                                      ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                            $  (10,237)      $   (1,047)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
    Asset impairment charge                8,000                -
    Gain on sale of securities                 -            2,386
    Changes in assets & liabilities            -                -
                                           -----            -----
      Net cash used for
       operating activities               (2,237)           1,339

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of securities                         -             (501)
                                           -----            -----
       Net cash used in investing
        activities                             -             (501)
                                           -----            -----
CASH FLOWS FROM FINANCING ACTIVITIES:          -                -
                                           -----            -----
       Net increase (decrease) in Cash    (2,237)             838

CASH AT BEGINNING PERIOD                   3,894            3,056
                                           -----            -----
CASH AT END OF PERIOD                     $1,657           $3,894
                                           =====            =====
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                        $    -           $    -
                                           =====            =====
  Income taxes                            $    -           $    -
                                           =====            =====

The accompanying notes are an integral part of these financial statements.



                            EMC ENERGIES, INC.

                       NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  THE COMPANY

EMC Energies, Inc. (the Company) was founded as an energy company. In 1990 the Company sold most of its assets in an orderly manner and paid off its outstanding obligations. The Company has been relatively inactive since that time. It invested its excess cash and has used the cash to file tax returns, pay limited expenses and maintain its existence.

NOTE  2  -  SIGNIFICANT ACCOUNTING POLICIES

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting.

Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets.

     Earnings (Loss) Per Share - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

     Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

     Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted earnings per share are the same.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to the difference between the Company reporting marketable securities gains and loses and asset impairment for income tax purposes as compared to financial statement purposes. Deferred income taxes or benefit represent the future income tax consequences of those timing differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Statement of Cash Flows - The Company considers (if and when they have any) all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had no noncash investing or financing for the periods covered by the financial statements.
Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  2  -  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Comprehensive Income - The Company adopted Statement of Financial Accounting Standard No. 130, "Comprehensive Income"("SFAS No. 130"), which is effective for annual periods ending after December 15, 1997. The Company elected to early adopt SFAS No. 130 and prior year financial statements have been reclassified to conform to SFAS No. 130 requirements. The adoption of SFAS No. 130 had no impact on total stockholders' equity. As provided by SFAS No. 130, reclassification adjustments to prior year amounts are reported in a separate statement of comprehensive income along with current year components of comprehensive income.

Marketable Securities - Marketable securities consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are brought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are
included in earnings.   Debt securities for which the Company does not have
the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity in accumulated other comprehensive income. The Company at this time has no trading securities.

NOTE     3  -  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                 June  30,         June 30,
                                                   1999             1998
                                                ----------      ----------
     Land                                      $    10,500      $   10,500
     Proved Leasehold                                  250             250
     Well equipment                                    670             670
                                                ----------      ----------
                                                    11,420          11,420
     Less accumulated depletion & impairment         8,920             920
                                                ----------      ----------
                                               $     2,500      $   10,500
                                                ==========      ==========

Subsequent to June 30, 1999, the Company sold its land to a former officer and director of the Company for $2,500.

NOTE   4  -  STOCKHOLDERS' EQUITY

The Company has adopted SFAS 130 which requires presentation of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. The Company has changed the format of its statements of stockholders' equity (deficit) to present comprehensive income. Accumulated other comprehensive income or loss shown in the statements of stockholders' equity at June 30, 1999 and 1998, is solely comprised of the accumulated change in unrealized gains and losses on marketable securities.

NOTE   5  -  GOING CONCERN

The Company has experienced losses of $11,812 and $1,046 for the periods ended June 30, 1999 and 1998 and has a stockholders' deficit of $1,091,172 and $1,079,360 for the same periods. The Company also has no operations. Subsequent to June 30, 1999 the Company sold all of its assets and used most of the proceeds to pay consulting and professional fees. Presently the Company has limited operating capital. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to merge the Company with another Company that has operations and business activities which it hopes will provide future operations and business activity.

NOTE   6  -  INCOME TAXES

     Income tax expense consists of the following components:

                                             1999          1998
                                            ------        ------
        Current                             $    -        $    -
        Deferred benefit                     3,996           876
        Valuation allowance                 (3,996)         (876)
                                            ------        ------
                                            $    -        $    -
                                            ======        ======

For tax return purposes the Company has estimated net operating loss carryforwards (NOL) of $837,909 and $835,672 at June 30, 1999 and 1998, respectively. The $837,909 NOL expires between 2000 and 2015. A valuation allowance of $231,755 and $284,128 for the years 1999 and 1998 respectively have been established for those credits which are not expected to be realized. The change in the NOL allowance in 1999 was $52,373.

NOTE   7 -  RELATED PARTY TRANSACTIONS

During 1999 and 1998 the Company paid an Officer and Director $728 and $551 for services rendered to the Company. The Officer has since resigned but subsequent to June 30, 1999, he received additional payments of $5,366 for services rendered or provided.

NOTE   8 -  MARKETABLE SECURITIES AND OTHER INVESTMENTS

Marketable Securities are carried on the balance sheet at their Fair value.
As of June 30, 1999    and 1998 the following applies to the Company's
available-for-sale securities.

                                  1999           1998
                                  ----           ----
          Cost                 $ 39,295        $ 39,295
                                ========        ========
          Unrealized loss       $ 20,420       $ 10,770
                                ========        ========
          Market value          $ 18,875       $ 28,525
                                ========        ========

Subsequent to June 30, 1999 the Company sold all of its marketable securities for $17,649. The Company also distributed the $1,575 of other investment to directors as appreciation for past services.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

McGladrey & Pullen, Certified Public Accountants located in Casper, Wyoming, audited the financial statements of EMC Energies, Inc. for the years ended June 30, 1990 and 1989.

David T. Thomson, P.C., Certified Public Accountant located in Salt Lake City, Utah, audited the financial statements of EMC Energies, Inc. for the year ended June 30, 1998, and will prepare the audit of the financial statements for the year ended June 30, 1999. Mr. Thomson was engaged by the Company in September 1999.

There were no disagreements between the Company and McGladrey & Pullen, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

The Reports of McGladrey & Pullen for the years 1990 and 1989 did not contain any adverse opinions or disclaimers of opinion and were not modified as to uncertainty, audit scope or accounting principles.

                            PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending June 30, 1999 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name               Position and background
----               -----------------------

Thomas Galles      President & Director in excess of ten years; has been the
                   managing partner of Four G Oil Company, a family-held oil and gas exploration and production company, as his principal occupation for past eight years

Susan Galles       Secretary since July 1994; has assisted Thomas Galles as
                   managing partner of Four G Oil Company, a family-held oil and gas exploration and production company, as her principal occupation for past eight years

Donald Galles      Director in excess of ten years; has been a partner in The
                   Hawks Company, a partnership in oil and gas exploration and production, as his principal occupation for past eight years

David Oline        Director in excess of ten years; has been owner of Just for
                   You Embroidery, a wholesale embroidery service provider, as his principal occupation for past eight years

Term of Office
--------------

     The term of office of the current directors shall continue until new directors are elected or appointed.

Family Relationships
--------------------

     Thomas and Susan Galles are husband and wife; Donald Galles is Thomas' father.

Involvement in Certain Legal Proceedings
----------------------------------------

     Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

     (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

     (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     No director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities for the dates covered by this report since the date of filing their respective Form 3 reports.

Item 10.  Executive Compensation.

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                     SUMMARY COMPENSATION TABLE
                                               Long Term Compensation
                     Annual Compensation       Awards            Payouts
(a)        (b)      (c)   (d)   (e)       (f)     (g)      (h)      (i)
Name and   Years or              Other     Restr-  Option/  LTIP     All
Principal  Periods  $      $     Annual    icted   SAR's    Payouts  Other
Position   Ended   Salary  Bonus Compen-   Stock   (#)      ($)      Compen-
           1997,                 sation($) Awards                    sation($)
           1998 &
           1999

Thomas
Galles      0        0      0       0        0        0        0        0
President,  0        0      0       0        0        0        0        0
Director    0        0      0       0        0        0        0        0

Donald      0        0      0       0        0        0        0        0
Galles      0        0      0       0        0        0        0        0
Director    0        0      0       0        0        0        0        0

David       0        0      0       0        0        0        0        0
Oline       0        0      0       0        0        0        0        0
Director    0        0      0       0        0        0        0        0

Susan       0        0      0       0        0        0        0        0
Galles      0        0      0       0        0        0        0        0
Secretary   0        0      0       0        0        0        0        0


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the Company's years ending June 30, 1997, 1998 or 1999, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
-------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.


Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company
or its subsidiaries, or any  change  in  control  of  the   Company,   or  a
change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:


                             Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
Name and Address        # of Shares              % of Class
----------------       ----------------          ---------
Donald G Galles         266,872                   11.0%
Thomas A Galles         133,532 (1)                5.5%
Jeff Hawks              125,643                    5.2%

(1) Includes direct and indirect ownership.

Security     Ownership    of    Management
------------------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:


                             Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
                                     # of Shares
Name and Address               Direct        Indirect            % of Class
----------------           --------------  -------------         ----------
Donald G Galles            266,872                               11.0%
Susan L Galles              23,457         48,000 (1)             1.2%
Thomas A Galles            104,914         28,618 (1)             5.5%
David M Oline               41,331                                1.7%
-------------------        -------         ------                ------
All directors and
executives officers
as a group (3)             436,574         33,418                19.4%
===================        =======         ======                =====


(1) Indirect beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives living in the person's house.

Changes in Control
------------------

     None; not applicable

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others
---------------------------------------

      There  were  no  material  transactions,   or  series  of  similar
transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships
------------------------------

     There were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management
--------------------------

     Except as indicated in Part I, Item I, "Business Development," and under the heading, "Transactions with Management and Others", there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had any Transactions with Promoters
---------------------------

     Except as indicated in Part I, Item 1, "Business Development", and under the heading, "Transactions with Management and Others", there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K
-------------------

None; Not Applicable.


Exhibit Number                 Description
--------------                 -----------
   EX-16                       Letter re change of certifying accountant
   EX-27                       Financial Date Schedule.


     * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EMC Energies, Inc.


Date:  12-3-99          By /s/ Thomas A Galles
                           --------------------
                               Thomas A Galles

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                           EMC Energies, Inc.


Date: 12-3-99          By /s/ Thomas A Galles
                          ---------------------
                          President, Director


Date: 12-3-99         By /s/ Susan L Galles
                         -------------------
                         Secretary