Form 10QSB
period 1999-09-30
EMC ENERGIES INC
filed 1999-12-21
CIK 32567

EMC ENERGIES, INC. FIRST QUARTER 10QSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

(1)  Yes  X     No              (2)  Yes  X    No
         ----     ----                  ----      ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; not applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                   September 30, 1999
                   Common Voting Stock
                       2,423,358

                   September 30, 1999
                    Preferred Stock
                          -0-


PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                      EMC ENERGIES, INC.
                        BALANCE SHEET
              September 30, 1999 and June 30, 1999
                         (Unaudited)

                           ASSETS
                                          9/30/99             6/30/99
Current Assets:
     Cash                               $     853           $   1,657
     Marketable Securities                      0              18,875
     Other Investments                          0               1,575
                                          _______             _______
         Total Current Assets                 853              22,107

Property & Equipment, net                       0               2,500
                                           ------              ------
TOTAL ASSETS                           $      853           $  24,607
                                           ======              ======


             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities                    $        0           $       O
                                          _______            ________
         Total Current Liabilities              0                   0

Stockholders' Equity
    Common stock, $.25 par value;
     authorized 10,000,000 shares;
     issued and outstanding 2,423,358     605,840            605,840
    Additional Paid-in Capital            821,311            821,311
    Accumulated Deficit                (1,113,351)        (1,089,597)
    Accumulated Other Comprehensive
       Income (Loss)                      (20,420)           (20,420)
                                        _________          _________
                                          293,380            317,134
    Less cost of treasury stock          (292,527)          (292,527)
                                        _________          _________
         Total Stockholders' Equity           853             24,607

TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY           $     853          $  24,607
                                         ========           ========

See accompanying notes to financial statements.



                        EMC ENERGIES, INC.
                     STATEMENTS OF OPERATIONS
       For the Three Month Periods Ended September 30, 1999 and 1998
                          (Unaudited)

                                     Three Months       Three Months
                                        Ended              Ended
                                       9/30/99            9/30/98
REVENUE                              $       0            $       0


General and Administrative Expenses     20,954                  509
Asset Impairment Charge                      0                8,000
                                         -----                -----
      Net Loss from Operations         (20,954)              (8,509)
Other Income/Expense
   Other Income                              0                    0
   Loss on Sale of Securities           (1,225)                   0
   Distribution of Other Investments    (1,575)                   0
                                         -----                -----
      Total Other Income/Expense        (2,800)                   0

Net Loss Before Taxes                  (23,754)              (8,509)
    Income Taxes                             0                    0
                                         -----                -----
Net Loss                             $ (23,754)             $(8,509)
                                        ======               ======
Loss Per Share                       $   (.010)             $ (.003)
                                        ======               ======
Weighted Average
      Shares Outstanding             2,423,358            2,423,358


See accompanying notes to the financial statements.



                         EMC ENERGIES, INC.
                STATEMENT OF STOCKHOLDERS' DEFICIT
              FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                             Accum.
        Common Stock     Add'l     Accum-    Other     Treasury Stock
      Shares    Amount  Paid-in    ulated  Comprehens. Shares   Amount
      Issued    Paid    Capital    Deficit   Losses    Issued   Paid    Total
     --------  ------   -------   ---------  -------  -------  -------
-----

BALANCE, June 30, 1999:
   2,423,358 $605,840 $821,311 $(1,089,597)$(20,420)353,386 $(292,527)$24,607

Comprehensive income:
 Net loss for the
  period ended
  September 30, 1999               (23,754)                           (23,754)
   _________  _______  _______   _________   ______ _______   _______ _______
BALANCE, September 30, 1999:
   2,423,358 $605,840 $821,311 $(1,113,351)$(20,420)353,386 $(292,527)$   853
   ========= ======== ======== =========== ======== ======= ========= ========



See accompanying notes to the financial statements.




                      EMC ENERGIES, INC.
                  STATEMENTS OF CASH FLOWS
    For the Three Month Periods Ended September 30, 1999 and 1998
                        (Unaudited)
                                       Three Months      Three Months
                                         Ended              Ended
                                        9/30/99            9/30/98

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                            $  (23,754)      $   (8,509)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
    Asset impairment charge                    -            8,000
    Loss on sale of securities             1,225                -
    Distribution of other investment       1,575                -
    Changes in assets & liabilities            -                -
                                           -----            -----
      Net cash used for
       operating activities              (20,954)            (509)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of securities                    17,650                -
    Sales of property                      2,500                -
                                           -----            -----
       Net cash used in investing
        activities                        20,150                -
                                           -----            -----
CASH FLOWS FROM FINANCING ACTIVITIES:          -                -
                                           -----            -----
       Net increase (decrease) in Cash      (804)            (509)

CASH AT BEGINNING PERIOD                   1,657            3,894
                                           -----            -----
CASH AT END OF PERIOD                     $  853           $3,385
                                           =====            =====
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                        $    -           $    -
                                           =====            =====
  Income taxes                            $    -           $    -
                                           =====            =====

See accompanying notes to the financial statements.





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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of our audited Financial Statements for the year ended June 30, 1999.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           September 30,        June 30,
                                               1999             1999
                                           -------------     ----------
  Land                                       $      0         $ 10,500
  Proved Leasehold                                  0              250
  Well equipment                                    0              670
                                            -----------       ---------
  Less accumulated depletion & impairment           0            8,920
                                            -----------       ---------
                                             $      0          $ 2,500
                                            ===========       =========
NOTE 3 - STOCKHOLDERS' EQUITY

We have adopted SFAS 130 which requires presentation of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. We have changed the format of its statements of stockholders' equity (deficit) to present comprehensive income. Accumulated other comprehensive income or loss shown in the statements of stockholders' equity at September 30, 1999 and June 30, 1999, is solely comprised of the accumulated change in unrealized gains and losses on marketable securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 1999 and the year ended June 30, 1999 we paid our Officers and Directors $9,366 and $728 respectively for services rendered to us. In addition, we sold our property to an officer and director for $2,500 and distributed the $1,575 in other investments to directors as appreciation for past services.



Item 2.Management's Discussion and Analysis or Plan of Operation. Plan of Operation.

We have not engaged in any material operations in the period ending
September 30, 1999, or since on or before June 30, 1990. During the period ending September 30, 1999, management entered into an oral agreement with Capital Consulting of Utah, Inc., ("Capital Consulting") to change control of the Company to officers and directors of Capital Consulting, for the dual purpose of allowing prior management, who had managed the Company for over ten years, to pursue other opportunities, and to allow new management to more actively seek a merger/acquisition candidate for the Company. Pursuant to that agreement, the prior directors of the Company appointed Kip Eardley and John Chymboryk as officers and directors of the Company, and appointed Shauna Chymboryk as a director of the Company, and all of the prior directors of the Company resigned.

Following the period ending September 30, 1999, Kip Eardley and Shauna Chymboryk resigned as officers and/or directors, and John Chymboryk elected Jennifer Ngo as President/Secretary and Director. John Chymboryk then resigned. Since her election, Ms. Ngo has directed the preparation for the Company of up-to-date audited financials, as well as the filing on behalf of the Company all necessary documentation with state and federal agencies to bring us in full compliance with all applicable state and federal law and regulations. Ms. Ngo is also actively seeking a merger/acquisition candidate for us. As of the date hereof, the parties have not executed any definitive, binding Plan or merger or reorganization, and there can be no assurance that such a Plan will ever be executed or that, if executed, such a transaction will be completed. At Ms. Ngo's direction, we have changed stock transfer companies to Colonial Stock Transfer Company, Inc., Salt Lake City, Utah, and have changed our auditor to David T. Thomson, Salt Lake City, Utah.

During the period ending September 30, 1999, and as part of the transition to new management, we sold substantially all of our assets, including all securities held (of other unrelated issuers), to an unrelated party, for $17,100.00, all property and equipment to Thomas Galles in a related party transaction, for $2,500.00, and distributed $1,575.00 in other investments to prior directors as appreciation for past services. It is believed that all property was sold at or near market value

All of the officers and directors intend to continue to seek out the acquisition of assets, property or businesses that may be beneficial to us and our stockholders. Our foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing, keeping our reports "current" with the Securities and Exchange Commission, and costs related to locating and reorganizing with a going-concern merger candidate. Management anticipates that we will have to raise or borrow additional funds during the next 12 months to this end.

Results of Operations. The Company has had no operations since June 1990. During the quarterly period covered by this Report, the Company sold all its assets and used most of the proceeds to pay consulting and professional fees. At September 30, 1999, the Company had $853 in assets and no liabilities.

The Company had a net loss for the three months ended September 30, 1999 of $(23,754) compared to a net loss of $(8,509) for the same period last year. The Company has a net operating loss carryforward of $(1,113,351) since inception.


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


Date: 12-9-99              By /S/ Jennifer Ngo
                           President and Director