Form 10QSB
period 1999-12-31
EMC ENERGIES INC
filed 2000-02-16
CIK 32567

EMC ENERGIES, INC. SECOND QUARTER 10QSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____
                    Commission File No. 0-5391

                        EMC ENERGIES, INC.
          (Name of Small Business Issuer in its Charter)

              NEVADA                          83-0210365
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

                   December 31, 1999
                   Common Voting Stock
                       2,069,972

                   December 31, 1999
                    Preferred Stock
                          -0-


PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                      EMC ENERGIES, INC.
                        BALANCE SHEET
              December 31, 1999 and June 30, 1999
                         (Unaudited)

                           ASSETS
                                          12/31/99             6/30/99
Current Assets:
     Cash                               $     848           $   1,657
     Marketable Securities                      0              18,875
     Other Investments                          0               1,575
                                          _______             _______
         Total Current Assets                 848              22,107

Property & Equipment, net                       0               2,500
                                           ------              ------
TOTAL ASSETS                           $      848           $  24,607
                                           ======              ======


             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts Payable                   $   10,350           $       O
                                          _______            ________
         Total Current Liabilities         10,350                   0

Stockholders' Equity
    Common stock, $.001 par value;
     authorized 100,000,000 shares;
     issued and outstanding 2,069,972       2,070            605,840
    Additional Paid-in Capital          1,132,554            821,311
    Accumulated Deficit                (1,123,706)        (1,089,597)
    Accumulated Other Comprehensive
       Income (Loss)                      (20,420)           (20,420)
                                        _________          _________
                                           (9,502)           317,134
    Less cost of treasury stock                 0           (292,527)
                                        _________          _________
         Total Stockholders' Equity        (9,502)            24,607

TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY           $     848          $  24,607
                                         ========           ========

See accompanying notes to financial statements.



                        EMC ENERGIES, INC.
                     STATEMENTS OF OPERATIONS
       For the Three and Six Month Periods Ended December 31, 1999 and 1998
                          (Unaudited)

                                         Three Months           Six Months
                                            Ended                  Ended
                                        ---------------      --------------
                                      12/31/99   12/31/98   12/31/99  12/31/98
                                      --------   --------   --------  --------
REVENUE                              $       0  $       0  $       0  $      0


General and Administrative Expenses     10,355        626     31,309     1,135
Asset Impairment Charge                      0          0          0     8,000
                                         -----      -----     ------     -----
      Net Loss from Operations         (10,355)      (626)   (31,309)   (9,135)
Other Income/Expense
   Other Income                              0          0          0         3
   Loss on Sale of Securities                0          0     (1,225)        0
   Distribution of Other Investments         0          0     (1,575)        0
                                         -----      -----     ------     -----
      Total Other Income/Expense             0          0     (2,800)        3

Net Loss Before Taxes                  (10,355)      (626)   (34,109)   (9,132)
    Income Taxes                             0          0          0         0
                                         -----      -----     ------     -----
Net Loss                             $ (10,355)   $  (626) $ (34,109) $ (9,132)
                                        ======     ======     ======     =====
Loss Per Share                       $   (.005)   $ .0003) $   (.016) $  (.004)
                                        ======     ======     ======     =====
Weighted Average
      Shares Outstanding             2,069,972  2,069,972  2,069,972 2,069,972


See accompanying notes to the financial statements.



                         EMC ENERGIES, INC.
                STATEMENT OF STOCKHOLDERS' DEFICIT
              FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                             Accum.
        Common Stock     Add'l     Accum-    Other     Treasury Stock
      Shares    Amount  Paid-in    ulated  Comprehens. Shares   Amount
      Issued    Paid    Capital    Deficit   Losses    Issued   Paid    Total
     --------  ------   -------   ---------  -------  -------  -------  -----

BALANCE, June 30, 1999:
   2,423,358 $605,840 $821,311 $(1,089,597)$(20,420)353,386 $(292,527)$24,607

Comprehensive income:
 Net loss for the
  period ended
  September 30, 1999               (23,754)                           (23,754)

Cancellation of
  Treasury Stock
    (353,386) (88,347)(204,180)                    (353,386)  292,527

Adjustment to change
 par value to $.001
             (515,423) 515,423

Net loss for the
 period ended
 December 31, 1999                 (10,355)                           (10,355)
   _________  _______  ________   _________   ______ _______   _______ _______
BALANCE, December 31, 1999:
   2,069,972  $2,070 $1,132,554 $(1,123,706)$(20,420)     0   $     0 $(9,502)
   ========= ======== =========   =========  =======  =====    ======  ======



See accompanying notes to the financial statements.




                      EMC ENERGIES, INC.
                  STATEMENTS OF CASH FLOWS
    For the Six Month Periods Ended December 31, 1999 and 1998
                        (Unaudited)
                                       Six Months         Six Months
                                         Ended              Ended
                                        12/31/99           12/31/98

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                            $ (34,109)      $    (9,132)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
    Asset impairment charge                    -            8,000
    Loss on sale of securities             1,225                -
    Distribution of other investment       1,575                -
    Increase in accounts payable          10,350                -
                                           -----            -----
      Net cash used for
       operating activities              (20,959)          (1,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of securities                    17,650                -
    Sales of property                      2,500                -
                                           -----            -----
       Net cash used in investing
        activities                        20,150                -
                                           -----            -----
CASH FLOWS FROM FINANCING ACTIVITIES:          -                -
                                           -----            -----
       Net increase (decrease) in Cash      (809)          (1,132)

CASH AT BEGINNING PERIOD                   1,657            3,894
                                           -----            -----
CASH AT END OF PERIOD                     $  848           $2,762
                                           =====            =====
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                        $    -           $    -
                                           =====            =====
  Income taxes                            $    -           $    -
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

                                           December 31        June 30,
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
                                            ===========       =========
NOTE 3 - STOCKHOLDERS' EQUITY

We have adopted SFAS 130 which requires presentation of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. We have changed the format of its statements of stockholders' equity (deficit) to present comprehensive income. Accumulated other comprehensive income or loss shown in the statements of stockholders' equity at December 31, 1999 and June 30, 1999, is solely comprised of the accumulated change in unrealized gains and losses on marketable securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 1999 and the year ended June 30, 1999 we paid our Officers and Directors $9,366 and $728 respectively for services rendered to us. In addition, we sold our property to an officer and director for $2,500 and distributed the $1,575 in other investments to directors as appreciation for past services.

NOTE 5 - CAPITALIZATION

On January 28, 2000 the Company, through a majority shareholder vote, changed its domicile to Nevada. In addition, the Company changed its par value to $.001 and authorized common stock to 100,000,000 shares. No preferred shares were authorized. The financial statements have been retroactively adjusted to reflect these changes.

Item 2.Management's Discussion and Analysis or Plan of Operation. Plan of Operation.

We have not engaged in any material operations in the period ending
December 31, 1999, or since on or before June 30, 1990. During the period ending December 31, 1999, Kip Eardley and Shauna Chymboryk resigned as officers and/or directors, and John Chymboryk elected Jennifer Ngo as President/Secretary and Director. John Chymboryk then resigned. Since her election, Ms. Ngo has directed the preparation for the Company of up-to-date audited financials, as well as the filing on behalf of the Company all necessary documentation with state and federal agencies to bring us in full compliance with all applicable state and federal law and regulations. Ms. Ngo is also actively seeking a merger/acquisition candidate for us. As of the date hereof, the parties have not executed any definitive, binding Plan of merger or reorganization, and there can be no assurance that such a Plan will ever be executed or that, if executed, such a transaction will be completed. At Ms. Ngo's direction, we have changed stock transfer companies to Colonial Stock Transfer Company, Inc., Salt Lake City, Utah, and have changed our auditor to David T. Thomson, Salt Lake City, Utah.

Following the period ending December 31, 1999, the company changed its domicile, by a majority vote of its shareholders, to Nevada through a merger with Holographic Systems, Inc. of Nevada. The Plan of Merger provided for the dissenting shareholders to be paid the amount, if any, to which they would be entitled under the Wyoming Corporation Statues with respect to the rights of dissenting shareholders. The company then changed its par value to $.001 and the amount of authorized common stock to 100,000,000.

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

Results of Operations. The Company has had no operations since June 1990.
At December 31, 1999, the Company had $848 in assets and $10,350 in liabilities.

The Company had a net loss for the six months ended December 31, 1999 of $(34,109) compared to a net loss of $(9,132) for the same period last year. The Company has a net operating loss carryforward of $(1,123,706) since inception.


PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Changes in Securities.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of matters to a Vote of Security Holders.

None; not applicable

Item 5. Other Information.

None; not applicable

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number                      Description
- --------------                    -----------
     (27)                     Financial Date Schedule
     3.(i).1                  Articles of Amendment - Wyoming*
     3.(i).2                  Articles of Incorporation - Nevada*
     3.(i).3                  Articles of Amendment - Nevada*
     3.(ii)                   By-Laws*
     2                        Articles of Merger - Wyoming to Nevada*

* Exhibits incorporated by reference. See 8-K dated February 16, 2000 for actual documents.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
                           EMC ENERGIES, INC.


Date: 2-16-00              By /S/ Jennifer Ngo
                           President and Director