Form 10QSB
period 2000-03-31
EMC ENERGIES INC
filed 2000-05-18
CIK 32567

EMC ENERGIES, INC. THIRD QUARTER 10QSB

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

                     March 31, 2000
                   Common Voting Stock
                       2,069,972

                     March 31, 2000
                     Preferred Stock
                          -0-


PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                      EMC ENERGIES, INC.
                        BALANCE SHEET
              March 31, 2000 and June 30, 1999
                         (Unaudited)

                           ASSETS
                                        3/31/00        6/30/99

Current Assets:
     Cash                               $     844     $   1,657
     Marketable Securities                      0        18,875
     Other Investments                          0         1,575
                                         --------      --------
         Total Current Assets                 844        22,107

Property & Equipment, net                       0         2,500
                                           ------        ------
TOTAL ASSETS                           $      844     $  24,607
                                           ======        ======


             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts Payable                   $   10,350     $       O
                                           ------        ------
         Total Current Liabilities         10,350             0

Stockholders' Equity
    Common stock, $.001 par value;
     authorized 100,000,000 shares;
     issued and outstanding: 2,069,972
     at 3/31/00 and 2,423,358 at
     6/30/99                                2,070         2,423
    Additional Paid-in Capital          1,132,554     1,424,728
    Accumulated Deficit                (1,144,130)   (1,089,597)
    Accumulated Other Comprehensive
       Income (Loss)                            0       (20,420)
                                        ---------     ---------
                                           (9,506)      317,134
    Less cost of treasury stock                 0      (292,527)
                                        ---------     ---------
         Total Stockholders' Equity        (9,506)       24,607

TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY           $     844     $  24,607
                                         ========      ========

See accompanying notes to financial statements.


                        EMC ENERGIES, INC.
                     STATEMENTS OF OPERATIONS
       For the Three and Nine Month Periods Ended March 31, 2000 and 1999
                          (Unaudited)

                             Three Months          Nine Months
                                Ended                  Ended
                            --------------         ------------
                          3/31/00    3/31/99    3/31/00  3/31/99
                         --------   --------   --------  --------
REVENUE                  $     0    $     0    $     0   $     0

General & Administrative
   Expenses                    4        501     31,313     1,636

Asset Impairment Charge        0          0          0     8,000
                          ------      -----     ------     -----
     Net Loss
     from Operations          (4)      (501)   (31,313)   (9,636)

Other Income/Expense
   Other Income                0          0          0         3
   Loss on Sale of
     Securities                0          0    (21,645)        0
   Distribution of
     Other Investments         0          0     (1,575)        0
                          ------      -----     ------     -----
      Total Other
       Income/Expense          0          0    (23,220)        3

Net Loss Before Taxes         (4)      (501)   (54,533)   (9,633)
    Income Taxes               0          0          0         0
                          ------      -----     ------     -----
Net Loss               $      (4)   $  (501) $ (54,533) $ (9,633)
                          ======     ======     ======     =====

Weighted Average
  Shares Outstanding    2,069,972  2,423,358  2,069,972 2,423,358


See accompanying notes to the financial statements.


                      EMC ENERGIES, INC.
                  STATEMENTS OF CASH FLOWS
    For the Nine Month Periods Ended March 31, 2000 and 1999
                        (Unaudited)
                                      Nine Months      Nine Months
                                         Ended            Ended
                                        3/31/00          3/31/99


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                            $ (54,533)      $    (9,633)

  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
    Asset impairment charge                    -            8,000
    Loss on sale of securities            21,645                -
    Distribution of other investment       1,575                -
    Increase in accounts payable          10,350                -
                                           -----            -----
      Net cash used for
       operating activities              (20,963)          (1,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of securities                    17,650                -
    Sales of property                      2,500                -
                                           -----            -----
       Net cash used in investing
        activities                        20,150                -

                                           -----            -----
CASH FLOWS FROM FINANCING ACTIVITIES:          -                -
                                           -----            -----

       Net increase (decrease) in Cash      (813)          (1,633)

CASH AT BEGINNING PERIOD                   1,657            3,894
                                           -----            -----
CASH AT END OF PERIOD                     $  844           $2,261
                                           =====            =====
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                        $    -           $    -
                                           =====            =====
  Income taxes                            $    -           $    -
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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                   March 31        June 30,
                                    2000             1999
                                  ----------      ---------
  Land                             $      0        $ 10,500
  Proved Leasehold                        0             250
  Well equipment                          0             670
                                   --------         -------
  Less accumulated
   depletion & impairment                 0           8,920
                                   --------         -------
                                   $      0         $ 2,500
                                   ========         =======
NOTE 3 - STOCKHOLDERS' EQUITY

We have adopted SFAS 130 which requires presentation of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. We have changed the format of its statements of stockholders' equity (deficit) to present comprehensive income. Accumulated other comprehensive income or loss shown in the statements of stockholders' equity at March 31, 2000 and June
30, 1999, is solely comprised of the accumulated change in unrealized gains and losses on marketable securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2000 and the year ended June 30, 1999 we paid our Officers and Directors $9,366 and $728 respectively for services rendered to us. In addition, we sold our property to an officer and director for $2,500 and distributed the $1,575 in other investments to directors as appreciation for past services.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.
Plan of Operation.

The Company has not engaged in any material operations in the period ending March 31, 2000, or since June 30, 1990. The Company is actively seeking a merger/acquisition candidate. As of the date hereof, the parties have not executed any definitive, binding Plan of merger or reorganization, and there can be no assurance that such a Plan will ever be executed or that, if executed, such a transaction will be completed.

During the period ending March 31, 2000, the company changed its domicile, by a majority vote of its shareholders, to the state of Nevada through a merger with EMC Energies, Inc. of Nevada which was created solely for the purpose of changing domicile. The Plan of Merger provided for the dissenting shareholders to be paid the amount, if any, to which they would be entitled under the Wyoming Corporation Statues with respect to the rights of dissenting shareholders. The company then changed its par value to $.001 and the amount of authorized common stock to 100,000,000 shares. Management deemed it in the Company's best interest to cancel all of the outstanding treasury stock during the period ended March 31, 2000.

All of the officers and directors intend to continue to seek out the acquisition of assets, property or businesses that may be beneficial to the Company and its stockholders. The Company's foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing, keeping its reports "current" with the Securities and Exchange Commission, and costs related to locating and reorganizing with a going-concern merger candidate. Management anticipates that it will have to raise or borrow additional funds during the next 12 months to this end.

Results of Operations. The Company has had no operations since
June 1990. At March 31, 2000, the Company had $844 in assets and
$10,350 in liabilities.

The Company had a net loss for the nine months ended March 31, 2000 of $(54,533) compared to a net loss of $(9,633) for the same period last year. The Company has a net operating loss carryforward of $(1,144,130) since inception.

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


* Exhibits incorporated by reference.

SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
                           EMC ENERGIES, INC.


Date: 5-16-00              By /S/ Jennifer Ngo
                           President and Director