Form 10KSB
period 2000-06-30
METWOOD INC
filed 2000-10-06
CIK 32567

METWOOD, INC.
                    (Formerly EMC Energies, Inc.)

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                             FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: June 30, 2000

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

                    Commission File No. 0-05391

                           METWOOD, INC.
          (Name of Small Business Issuer in its Charter)

              NEVADA                         83-0210365
   (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
    incorporation or organization)

                          819 Naff Road
                     Boones Mill, VA 24065
            (Address of Principal Executive Offices)

            Issuer's Telephone Number: (540)334-4294

                       EMC Energies, Inc.
               4685 South Highland Dr., Suite 202
                    Salt Lake City, UT 84117
     (Former Name or Former Address if Changed Since Last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: Common stock having a par value of $.001 per share

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
June 30, 2000  $1,626,637

State  the   aggregate   market  value  of  the  common  voting  stock
held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     As of September 22, 2000, there were 4,432,886 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there was no "public market" for shares of common stock of the Company. As a result of the acquisition between EMC Energies, Inc. and Metwood, Inc., a trading market has developed, but it is not an active trading market. It is therefore difficult to determine the market value of the stock. Based on the bid price for the Company's Common Stock at September 28, 2000, of $4.50 per share, the market value of shares held by nonaffiliates would be $19,947,987.00. There are no preferred shares authorized.

             (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS)

None; Not Applicable.

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         Common Voting Stock
                            September 22, 2000
                              11,432,883

                           Preferred Stock
                            September 22, 2000
                                  0
                          (None authorized)


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents  Incorporated  by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

The Company was incorporated under the laws of the State of Wyoming on June 19, 1969. Following an involuntary dissolution for failure to file an annual report, the Company was reinstated as a Wyoming Corporation on October 14, 1999. Thereafter, on January 28, 2000, the Company, through a majority shareholder vote, changed its domicile to Nevada through a merger with EMC Energies, Inc., a Nevada corporation. The Plan of Merger provided for the dissenting shareholders to be paid the amount, if any, to which they would be entitled under the Wyoming Corporation Statutes with respect to the rights of dissenting shareholders. The Company also changed its par value to $.001 and the amount of authorized common stock to 100,000,000.

Prior to 1990, the Company was engaged in the business of exploring for and producing oil and gas in the Rocky Mountain and Mid-Continent areas of the United States. The Company liquidated substantially all of its assets in 1990, and was dormant until June 30, 2000, when it acquired, in a stock-for-stock, tax-free exchange, all of the outstanding common stock of a privately-held Virginia corporation, Metwood, Inc., which was incorporated in 1993. See Form 8-K and attached exhibits, filed August 11, 2000. Metwood has been in the metal and metal/wood construction materials manufacturing business since 1992. Following the acquisition, the Company approved a name change from EMC Energies, Inc. to Metwood, Inc.

Principal Products or Services and Markets
------------------------------------------

Residential builders are aware of the superiority of steel framing vs.
wood framing, insofar as steel framing is lighter, stronger, termite, pest, rot and fire resistant, and dimensionally more stable to withstand induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel, due to the need to retrain framers and subcontractors who are accustomed to a "stick built" construction method where components are laid out and assembled with nails and screws. The Company's founders, Robert (Mike) Callahan and Ronald Shiflett saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

The Company manufactures light gage steel construction materials, usually combined with wood or wood fasteners, for use in residential and commercial applications, in place of more conventional wood products, which are inferior in terms of strength and durability. The steel and steel/wood products allow structures to be built with increased load strength and structural integrity, and fewer support beams or support configurations, thereby allowing for structural designs that are not possible with wood-only products.

Its primary products and services are:

Girders and headers;
Floor joists;
Floor joist patch kits
Roof and floor trusses;
Garage, deck and porch kits
Garage and post and beam buildings
Engineering, design and custom building services


Distribution methods of the products or services
------------------------------------------------

     The Company's sales are primarily retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 20% of the Company's sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. The Company relies on its own sales force for all outside sales.

Seasonality of market
---------------------

The Company's sales are subject to seasonal impacts, as its products are used in residential and commercial construction projects, which tend to be at a higher build rate in Virginia and North Carolina between the months of March and October. Accordingly, the Company's sales are greater in its second and third quarters. The Company builds an inventory of its products throughout the winter and spring to support this sales season.

Competition
-----------

Nationally, there are over one hundred manufacturers of the types of products produced by the Company. Approximately 10% of these manufacturers capture approximately 80% of the market for these products. In addition, most of these manufacturers are better financed than the Company, and therefore better poised for market retention and expansion. The majority of these manufacturers, however, are using wood-only products, or products without metal reinforcement. The Company has identified only one other manufacturer in the western U.S. that manufacturers a similar wood-metal floor truss to that of the Company. The Company holds four separate patents on its products (see Patents section, below) which are unique only to the Company. The Company intends to continue to expand its wholesale marketing of its unique products to companies such as Loews and Home Depot, and to license the Company's technology and products, to increase its distribution outside of Virginia, North Carolina and the South.

Sources and availability of raw materials and the names of principal suppliers
---------------------------------------------------------------------------

All of the raw materials used by the Company are readily available on the market from numerous suppliers. The light gage metal used by the Company is supplied primarily by Dietrich Industries. The Company's main source of lumber is Loews and 84 Lumber Company. Delphia Metals supplies the majority of the Company's rebar supply. Because of the number of suppliers available to the Company, its decision in purchasing materials is dictated primarily by price, and secondarily by availability. The Company does not anticipate a lack of supply to ever effect its production, but rather a shortage may cause the Company to pass on higher materials prices to its buyers.

Dependence on one or a few major customers
------------------------------------------

     Presently the Company does not have a customer, the loss of which would have a substantial impact on the Company's operations. As the Company continues to expand its wholesale sales to purchasers such as Loews and Home Depot, a substantial impact would be more likely should such a customer be lost.


Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration
------------------------------------------------------------------

     The Company has four U.S. Patents:

     U.S. Patent No. 5,519,977, Joist Reinforcing Bracket, for a bracket that reinforces wooden joists provided with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit.

     U.S. Patent No. 5,625,997, Composite Beam, for a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners.

     U.S. Patent No. 5,832,691, Composite Beam, for a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners. This is a continuation-in-part of U.S. Patent No. 5,625,997.

     U.S. Patent No. 5,921,053, Internally Reinforced Girder with
Pierceable Nonmetal Components, for a girder that includes a pair of c-shaped members secured together so as to form a hollow box, which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples.

     Each of these patents were originally issued to the inventors and Company founders, Robert (Mike) Callahan and Ronald B. Shiflett, who assigned these patents to the Company.


Need for any government approval of principal products or services
-----------------------------------------------------------------

The Company's products must either be sold with their engineer's seal or they must be approved by Bureau Officials Code Association (BOCA). Once BOCA approval is obtained, the products can be used with recognized approval in all 50 states. The Company's floor joist patch kit is presently awaiting BOCA approval. Failure to obtain BOCA approval for any of the Company's products does not preempt their sale, but is an impediment to uniform acceptability as the Company expands to new markets.

Time spent during the last two fiscal years on research and development activities
-----------------------------------------------------------------------

Approximately fifteen percent of the Company's time and resources have been spent during the last two fiscal years researching and developing metal/wood products.

Costs and effects of compliance with environmental laws
-------------------------------------------------------

      None; not applicable.


Number of total employees and number of full time employees
-----------------------------------------------------------

The Company has twenty-one employees, all of which are full-time.


Item 2.  Description of Property.

     During the year ended June 30, 2000, the Company purchased six commercial buildings on 8.124 acres of land and several buildings in Boones Mill Virginia, seven miles from Roanoke, Virginia. The buildings are used as corporate office, manufacturing and warehouse space. The purchase price was $388,000 of which $288,000 was paid in cash and $100,000 worth of common stock of Metwood, Inc., a Virginia corporation, at a value of $1.00 per common share through a private placement by the Virginia corporation.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

On January 27, 2000, a majority of the shareholders approved a change of domicile from Wyoming to Nevada, a change of the par value of the Company's common stock from $.25 per share to $.001 per share, and an increase in the authorized capital to 100,000,000 shares of common stock.

On July 21, 2000, a majority of the shareholders approved an amendment to the Articles of Incorporation changing the name of the company to Metwood, Inc., and effecting a reverse split of its common stock on a 20 for 1 basis with no shareholder of record reversed below 100 shares.

                          PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

     During the past five years, there was no "public market" for shares of common stock of the Company. As a result of the acquisition between EMC Energies, Inc. and Metwood, Inc., a trading market has developed, but it is not an active trading market. It is therefore difficult to determine the market value of the stock. Based on the bid price for the Company's Common Stock at September 28, 2000, of $4.50 per share, the market value of shares held by nonaffiliates would be $19,947,987.00. There are no preferred shares authorized.

     The Company is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") under the symbol "MTWD".

Set forth below are the high and low bid prices for the Company's
Common Stock for the last three years.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

September 1997                $0.00             $0.00
December 1997                 $0.00             $0.00
March 1998                    $0.00             $0.00
June 1998                     $0.00             $0.00

September 1998                $0.00             $0.00
December 1998                 $0.00             $0.00
March 1999                    $0.00             $0.00
June 1999                     $0.00             $0.00

September 1999                $0.00             $0.00
December 1999                 $0.00             $0.00
March 2000                    $0.00             $0.00
June 2000                     $0.00             $0.00

September 2000 (thru 9/22/00) $5.00             $4.50

Holders
-------

     The number of record holders of the Company's common stock as of September 22, 2000, was 1,107; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

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

Recent Sales of Unregistered Securities
---------------------------------------

     On April 21, 1998, the Company's wholly-owned subsidiary, Metwood, Inc., a Virginia corporation, authorized a Regulation D Private Placement of 1,000,000 shares of its common stock at $1.00 per share. During the year ended June 30, 1999, the Company collected $60,000. During the year ended June 30, 2000, an additional amount of $815,000 was collected and $125,000 of the Company's common stock was exchanged for services and buildings and land, as set forth in Part I, Item 2, above.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Liquidity and Capital Resources
---------------------------------------

     At June 30, 2000, the Company had current assets of $285,010, evenly distributed between cash, accounts receivable, and inventory. In addition, the Company had net fixed assets of $507,709, encompassing land and buildings in the amount of $397,056, and machinery and equipment, after depreciation, in the amount of $110,653. The Company also has a note receivable in the amount of $300,000.00 from two of the Company's stockholders and officers. See Note G. The Company had current liabilities in the amount of $87,553, resulting in stockholders' equity of $1,013,416.

Results of Operations
---------------------

     For the year ended June 30, 2000, the Company had revenue of $1,626,637, up from $1,027,920 for the same period in 1999. Costs of sales were $914,415, up from $613,278 from the prior year, resulting in gross profit from sales in the amount of $712,222, up from $414,642 for the same period in 1999. The Company anticipates its revenue to continue to increase an additional 40% to 50% through June 30, 2001, as the result of an expanded manufacturing facility, the expansion of the Company's products market, and the approval of the Company's patented joist patch kit by BOCA.

     Expenses for the year ended June 30, 2000, were $643,646 which were up from $268,560 from the year ended June 30, 1999. Expenses for the year ended June 30, 2000, were up as a result of the Company's president taking his full salary for the first time since the Company's inception, and the Company's increased production and sales.

     For the year ended June 30, 2000, the Company had net income from operations in the amount of $68,576, down from $146,082 for the same period in 1999. Despite substantially increased revenues anticipated through the coming year, the Company anticipates it will continue to post a profit for the period ending June 30, 2001, at approximately the same level for 2000, as it will have increased expenses for production and sales expansion, and development of new products, patents, and licenses.

Plan of Operation
------------------

The Company can continue to post modest profits with the facilities, equipment and personnel presently in place for the next 12 months without the need for any outside infusion of capital. However, in addition to revenues presently being produced, the Company anticipates an SB-2 registered offering to be completed in its second quarter, which is expected to raise between $5 and $10 million for continued expansion of manufacturing facilities, production and sales, and development of new products, patents, and licenses for nationwide distribution. This will focus primarily on the Company's patented joist patch kit, for which it expects to receive BOCA approval within the next three months, substantially increasing its national marketability. The Company also plans on focusing on licenses for its innovative concrete pour over system for residential garage floors, patios and decks, which are not being offered by any other vendors.

Item 7.  Financial Statements.

For the periods ended June 30, 2000 and June 30, 1999
-----------------------------------------------------

See the Company's Form 8-K, filed August 11, 2000, Item 7.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

David T. Thomson, P.C., Certified Public Accountant located in Salt Lake City, Utah, audited the financial statements of EMC Energies, Inc. for the years ended June 30, 1998 and June 30, 1999. Mr. Thomson was engaged by the Company in September 1999.

Michael J. Bongiovanni, P.A., Certified Public Accountant located in Charlotte, North Carolina, audited the financial statements of Metwood, inc. for the year ended June 30, 2000. Mr. Bongiovanni was engaged by the Company in July 2000, at which time Mr. Thomson was dismissed.

There were no disagreements between the Company and Mr. Thomson, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with his reports.

The Reports of Mr. Thomson for the years 1998 and 1999 did not contain any adverse opinions or disclaimers of opinion and were not modified as to uncertainty, audit scope or accounting principles.

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

Name                     Position and background
----                     -----------------------

Robert M. (Mike) Callahan   President

               Experience: Mr. Callahan has been involved in the building industry for over thirty years. He is well recognized in Southwestern Virginia as an innovator of the uses of passive solar design and wood/metal products in custom home building. Along with Mr. Shiflett, he formed Metwood, Inc. in 1993 to bring light gage construction, used in commercial buildings for years, into common use in residential construction.

Ronald B. Shiflett          Vice President

               Education: B.S. Civil Engineering, 1973, Virginia
               Polytechnic Institute & State University

               M.S. Civil Engineering, 1977, Virginia Polytechnic
               Institute & State University

               Registered as a Professional Engineer in Virginia,
               North Carolina, West Virginia and Michigan.

               Experience: Mr. Shiflett has been engaged in structural design of industrial, commercial, residential, and institutional buildings for 25 years. He is recognized by the design community in Western Virginia as an innovator in the use and design of light gage steel framing in building construction. Along with Mr. Callahan, he formed Metwood, Inc. in 1993.

Shawn A. Callahan          Secretary/Treasurer, Plant Manager

               Education: B.S. Computer Science, 1996, Virginia
               Military Institute

                    B.S. Mathematics, 1996, Virginia Military Institute

               Experience: Since starting with Medwood, Inc. in May 1996, Mr. Callahan has played a major role in the restructure of the company, increasing production, improving efficiency, and developing computer aids for the company.

Term of Office
--------------

The term of office of the current directors shall continue until new directors are elected or appointed.

Family Relationships
--------------------

Robert (Mike) Callahan is the father of Shawn Callahan.

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

Item 10.  Executive Compensation.

Cash Compensation
-----------------

    The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                     SUMMARY COMPENSATION TABLE

                                               Long Term Compensation
                     Annual Compensation       Awards            Payouts
(a)        (b)      (c)   (d)   (e)       (f)     (g)      (h)      (i)
Name and   Years or              Other     Restr-  Option/ LTIP     All
Principal  Periods  $      $     Annual    icted   SAR's   Payouts Other
Position   Ended   Salary  Bonus Compen-   Stock   (#)     ($)     Compen-
           1997,                 sation($) Awards                 sation($)
           1998 &
           1999
R.(Mike)
Callahan      0        0    0       0        0        0        0        0
President,   24k      24k   0       0        0        0        0        0
Director    100k     100k   0       0        0        0        0        0

Ronald        0        0    0       0        0        0        0        0
Shiflett      0        0    0       0        0        0        0        0
V.P.,         0        0    0       0        0        0        0        0
Director

Shawn        26k       0    0       0        0        0        0        0
Callahan     30k       0    0       0        0        0        0        0
Sec/Treas,   36k       0    0       0        0        0        0        0
Director

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                            Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
Name and Address        # of Shares              % of Class
----------------       ----------------          ---------

R.(Mike) Callahan       3,666,665(1)                32 %
Ronald Shiflett         2,051,282                   18 %
Shawn Callahan          1,032,050                    9 %

(1) Includes direct and indirect ownership.

Security     Ownership    of    Management
------------------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:

                             Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
                                          # of Shares
Name                       Direct              Indirect        % of Class
----------------        --------------  -------------        ----------

R.(Mike) Callahan          3,666,665        1,000,000           32 %
Ronald Shiflett            2,051,282                            18 %
Shawn Callahan             1,032,050                             9 %
-------------------        ---------        ---------         ------
All directors and
executives officers
as a group (3)             6,749,997        1,000,000           59 %
===================        =========        =========         ======

    1) Indirect beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives living in the person's house.

Changes in Control
------------------

     On August 11, 2000, the management of Metwood, Inc. changed from Jennifer Ngo to Robert M. Callahan, Ronald B. Shiflett and Shawn
A. Callahan, pursuant to a Special Meeting of the Board of Directors of Metwood, Inc., whereby Jennifer Ngo resigned as an officer and director and Robert M. Callahan was appointed as President and Director, Ronald B. Shiflett was appointed as Vice
President and Director and Shawn A. Callahan was appointed as Secretary, Treasurer and Director. See Form 8-K filed August 11, 2000.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others
---------------------------------------

      The Company has contracted with a construction company related through common ownership whereby the Company utilizes the related party for construction related services. Total payments to the related party for the years ended June 30, 2000 and June 30, 1999 were $16,388 and $8,360, respectively. There are no amounts payable to the related party at June 30, 2000.

During the year ended June 30, 1999, the Company signed a promissory note with its majority stockholder and officer for unpaid S corporation distributions through the end of 1999. During the year ended June 30, 2000, the Company repaid $99,020 with interest at a rate of 9% per annum forgiven. Under the exact same terms, the Company repaid $32,080 to the remaining stockholders at such time during the year ended June 30, 2000.

Notes Receivable from Stockholders in the amount of $300,000 and related Accrued Interest Receivable in the accompanying Balance Sheet at June 30, 2000 consists of promissory notes dated March 29, 2000 with two of the Company's stockholders and officers. The notes bear interest at the rate of 6% per annum and mature with a balloon payment of principal due on March 29, 2005.

Certain Business Relationships
------------------------------

     During the year ended June 30, 1999, the Company signed a promissory note with its majority stockholder and officer for unpaid S corporation distributions through the end of 1999. During the year ended June 30, 2000, the Company repaid $99,020 with interest at a rate of 9% per annum forgiven. Under the exact same terms, the Company repaid $32,080 to the remaining stockholders at such time during the year ended June 30, 2000.

Notes Receivable from Stockholders in the amount of $300,000 and related Accrued Interest Receivable in the accompanying Balance Sheet at June 30, 2000 consists of promissory notes dated March 29, 2000 with two of the Company's stockholders and officers. The notes bear interest at the rate of 6% per annum and mature with a balloon payment of principal due on March 29, 2005.

Indebtedness of Management
--------------------------

Notes Receivable from Stockholders in the amount of $300,000 and related Accrued Interest Receivable in the accompanying Balance Sheet at June 30, 2000 consists of promissory notes dated March 29, 2000 with two of the Company's stockholders and officers. The notes bear interest at the rate of 6% per annum and mature with a balloon payment of principal due on March 29, 2005.

Item 13. Exhibits and Reports on Form 8-K.

Documents Incorporated by Reference
----------------------------------

Audited financials for the period ending June 30, 2000 contained in Report 8-K, Item 7, filed August 7, 2000

Agreement and Plan of Reorganization, contained as an exhibit to Report 8-K, filed August 11, 2000

Reports on Form 8-K
-------------------

Form 8-K, filed July 17, 2000
Form 8-K, filed July 26, 2000
Form 8-K, filed August 11, 2000
Form 8-K, filed August 11, 2000

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Metwood, Inc.


Date:  10-4-2000          By /s/ Robert M. Callahan
                           --------------------
                           Robert M. Callahan

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                           Metwood, Inc.


Date: 10-4-2000         By /s/ Robert M. Callahan
                          ---------------------
                          President, Director


Date: 10-4-2000         By /s/ Shawn A. Callahan
                         -------------------
                         Secretary





                                --------
                           CONSOLIDATED AUDITED
                           FINANCIAL STATEMENTS

                             Metwood, Inc.

                              June 30, 2000
                                --------







                      Michael J. Bongiovanni, P.A., C.P.A.
                         Certified Public Accountants


                           CONTENTS
======================================================================
INDEPENDENT AUDITOR'S REPORT......................................  1

CONSOLIDATED BALANCE SHEET
  ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY     ..............   2

CONSOLIDATED INCOME STATEMENTS ................................   3-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS'
  EQUITY (DEFICIT)   ............................................   5

CONSOLIDATED STATEMENTS OF CASH FLOWS............................ 6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................   8-14
======================================================================




Michael J. Bongiovanni, P.A., C.P.A.
                                                19425-G Liverpool Parkway
                                          Cornelius, North Carolina 28031

Business:      (704) 892-8733
Facsimile:    (704) 948-6677
Email: mikebongiovanni@msn.com

To the Board of Directors
Metwood, Inc.
819 Naff Road
Boones Mill, Virginia 24065

We have audited the accompanying consolidated balance sheet of Metwood, Inc. as of June 30, 2000 and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the years ended June 30, 2000 and June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metwood, Inc. as of June 30, 2000, and the consolidated results of its operations and its cash flows for the years ended June 30, 2000 and June 30, 1999 in conformity with generally accepted accounting principles.

/s/ Michael J Bongiovanni, PA


July 30, 2000



                                   -1-

                           METWOOD, INC.
                        Consolidated Balance Sheet
                              June 30, 2000
==========================================================================
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents   Note C      $     91,598
  Accounts Receivable                          104,171
  Inventory                                     84,741
  Accrued Interest Receivable   Note E           4,500
                                               -------
       TOTAL CURRENT ASSETS                    285,010
                                               -------
FIXED ASSETS
  Land   Note G                                 88,000
  Buildings and Improvements   Note G          309,056
Machinery and Equipment                        193,685
Accumulated Depreciation                       (83,032)
                                               -------
    Net Fixed Assets                           507,709
                                               -------
OTHER ASSETS
  Notes Receivable from Stockholders   Note E  300,000
  Deposits                                       8,250
                                               -------
                      TOTAL ASSETS        $  1,100,969
                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses   $     87,553
                                               -------
       TOTAL CURRENT LIABILITIES                87,553
                                               -------
COMMITMENT   NOTES F, H

STOCKHOLDERS' EQUITY   NOTE G
  Common Stock ($.001 par value, 100,000,000
  common shares authorized; 8,153,499
  issued and outstanding)                        8,153
  Common Stock Subscribed but not yet Delivered
($.001 par value, 3,200,000 shares)              3,200
  Additional Paid in Capital                 1,015,797
  Retained Deficit                             (13,734)
                                             ---------
      TOTAL STOCKHOLDERS' EQUITY             1,013,416
                                             ---------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $  1,100,969
                                             =========

See notes to consolidated audited financial statements and auditors' report


                       METWOOD, INC.
                 Consolidated Income Statements
       For the Years Ended June 30, 2000 and June 30, 1999
 ========================================================================
                                        1999            2000
REVENUE AND COST OF SALES               ----            ----

  Sales                              $ 1,027,920    $ 1,626,637
  Cost of Sales                         (613,278)      (914,415)
                                       ---------      ---------
  GROSS PROFIT                           414,642        712,222
                                       ---------      ---------
OPERATING EXPENSES   NOTE E

  Professional Fees                  $    16,872    $    55,496
  Salaries                               113,796        231,526
  Insurance                               14,504         24,334
  Rent                                    17,400         20,800
  Telephone                                8,755         12,424
  Utilities                                2,005          2,739
  Repairs and Maintenance                  2,024         37,723
  Depreciation                            10,880         29,510
  Supplies                                36,861         78,829
  Advertising                             22,074         41,416
  Vehicle Expense                          3,483          6,262
  Taxes and Licenses                      18,102         61,639
  Commissions                                -           35,956
  Uniforms                                 1,748          3,553
  Other                                       56          1,439
                                         -------        -------
       TOTAL EXPENSES                    268,560        643,646
                                         -------        -------
       NET INCOME FROM
CONTINUING OPERATIONS               $    146,082    $    68,576

OTHER INCOME AND EXPENSE

Interest Expense   Notes D, F            (15,580)           -
Interest Income                              -            8,132
                                         -------        -------
NET INCOME                          $    130,502    $    76,708
                                         =======        =======

                                           1999           2000
                                           ----           ----
NET INCOME PER COMMON SHARE
       BASIC & FULLY DILUTED            $  .019        $  .010
                                         =======        =======

  WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING             6,802,466        7,445,279
                                      =========        =========



See notes to consolidated audited financial statements and auditors' report


                      METWOOD, INC.
  Consolidated Statement Of Stockholders' Equity (Deficit)
       For the Years Ended June 30, 2000 and June 30, 1999
========================================================================

                               Common    Common    Additional     Retained
                               Shares    Stock     Paid-in        Earnings
                              (000's)     $       Capital        (Deficit)
                               ------    ------    ----------     ---------
Balances, June 30, 1998         6,800     $ 6,800   $   -0-        $ (89,844)

Issuance of common stock
- Note G                           60     $    60   $ 59,940           -

Net income for year                 -           -          -       $ 130,502
                                -----      ------    -------        --------
Balances, June 30, 1999         6,860     $ 6,860   $ 59,940       $  40,658

Issuance of common stock
- Note G                          940     $   940   $939,060           -

Distributions to stockholders
  Note E                            -           -          -       $(131,100)

Retroactive restatement
(recapitalization) of equity
due to reverse acquisition
of public shell, and related
splits  Note A                  2,553     $ 2,553   $ (2,553)         -

Issuance of common stock for
services rendered   Note G      1,000     $ 1,000   $ 19,350          -

Net income for year                 -           -          -       $  76,708
                                -----      ------    ---------      --------
Balances, June 30, 2000        11,353     $11,353   $1,015,797     $ (13,734)
                               ======      ======    =========      ========


See notes to consolidated audited financial statements and auditor's report


                      METWOOD, INC.
            Consolidated Statements Of Cash Flows
       For the Years Ended June 30, 2000 and June 30, 1999
=========================================================================
                                             1999           2000
CASH FLOWS FROM OPERATING ACTIVITIES:        ----           ----
  Net income                              $ 130,502      $  76,708
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                               10,880         29,510
  Interest                                    8,834              -
  Services exchanged for stock   Note G           -         35,000
(Increase) decrease in operating assets:
   Accounts receivable                      (53,253)        12,528
   Inventory                                (24,858)        (5,943)
   Accrued interest receivable   Note E           -         (4,500)
   Other current assets                      (1,273)         1,638
Increase in operating liabilities:
     Accounts payable and accrued expenses   48,704         35,535
                                            -------         ------
  NET CASH PROVIDED BY
       OPERATING ACTIVITIES                 119,536        180,476
                                            -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for deposit                             -         (8,250)
Expenditures for fixed assets               (22,963)      (397,634)
                                            -------        -------
       NET CASH USED IN
       INVESTING ACTIVITIES                 (22,963)      (405,884)
                                            -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
    Note G                                 $ 60,000      $ 815,000
Incurrence of notes receivable from
  stockholders   Note E                           -       (300,000)
Repayment of stockholders loans payable
    Note D                                  (13,412)      (156,892)
Distributions to stockholders                     -       (131,100)
Repayment of bank line of credit   Note F   (58,120)             -
                                            -------        -------
  NET CASH PROVIDED BY (USED
  IN) FINANCING ACTIVITIES                  (11,532)       227,008
                                            -------         -------

       NET INCREASE IN CASH
       AND CASH EQUIVALENTS                $ 85,041       $  1,600
                                             ------         ------
Cash and cash equivalents,
  beginning of period                      $  4,957       $ 89,998
                                             ------         ------
       CASH AND CASH EQUIVALENTS,
       END OF PERIOD                       $ 89,998       $ 91,598
                                            =======        =======


SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Issuance of common stock for purchase of
buildings and land   Note G                $      -       $100,000
                                           =========      ========
Issuance of common stock for services
received   Note G                          $      -       $ 25,000
                                           =========      ========
Issuance of common stock for legal
services received                          $      -       $ 10,000
                                           =========      ========



See notes to consolidated audited financial statements and auditors' report


                           METWOOD, INC.
            Consolidated Notes To Financial Statements
         For the Years Ended June 30, 2000 and June 30, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Metwood, Inc. (the Company) was organized under the laws of the State of Virginia on April 7, 1993.

Effective June 30, 2000, the Company entered an Agreement and Plan of Reorganization to acquire the majority of the outstanding common stock of a publicly held shell corporation. The acquisition resulted in a tax-free exchange for federal and state income tax purposes. Upon acquisition, the name of the shell corporation changed to Metwood, Inc. (a Nevada corporation). Metwood, Inc. (a Virginia corporation) became a wholly owned subsidiary of Metwood, Inc. (a Nevada corporation). The transaction is accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16 wherein the stockholders of Metwood, Inc. (a Virginia corporation) retained the majority of the outstanding common stock of the Company after the merger. The publicly traded shell corporation did not have a material operating history over the past several years.

The Company provides construction related products and services primarily to home building customers located principally in and around the Roanoke, Virginia area.

Basis of Presentation   The financial statements included herein include
the accounts of the Metwood, Inc. on a consolidated basis, prepared under the accrual basis of accounting.

Accounts Receivable - Accounts receivable are charged to bad debt expense as they are deemed uncollectible based upon a periodic review of the accounts. No bad debt expense for the years ended June 30, 2000 and June 30, 1999 was recorded. At June 30, 2000, no allowance for doubtful accounts was deemed necessary.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. The Company performs ongoing credit evaluations of its customers.

Fixed Assets   Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of fixed assets is calculated over the management prescribed recovery periods that range from 5 to 31 years.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

Long-Lived Assets - In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of intangible assets and other long-lived assets is reviewed by management on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will recognize the amount of the impairment based on discounted expected future cash flows from the impaired assets.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized when goods are shipped and earned or when services are performed, provided collection of the resulting receivable is probable. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Further, no revenue is recognized unless collection of the applicable consideration is probable.

Income Taxes - The Company, with the consent of its stockholders, originally elected to be taxed under the sections of the federal and state income tax laws which provide that, in lieu of corporation income taxes, the stockholders separately accounted for their pro rata share of the Company's items of income, deductions, losses and credits. Therefore, these financial statements do not include any provision for corporate federal or state income taxes during such time.

Effective on June 30, 2000, the Company lost its small business "S" corporation election due to the reverse merger with an unrelated publicly traded company. See further explanation in this note above.

Since the loss of the Company's "S" corporation election, income taxes are subsequently provided for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability will be prospectively recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets could be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion, or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities will be adjusted for the effect of changes in tax laws and rates on the date of enactment.

Net Income per Common Share   Net income per common share has been
calculated by divided the net income for the year presented by the weighted average number of common shares for the respective year.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled $41,416 and $22,074 for the years ended June 30, 2000 and June 30, 1999, respectively.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the financial statements.

Inventory - Inventory, consisting of building parts and materials located in the vicinity of Roanoke, Virginia, is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Concentration of Credit Risk   At times during the year ended June 30,
2000, the Company's cash on deposit with its bank exceeded federally insured limits. This presents a significant concentration of credit risk.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company has adopted. The Statement, as deferred by FASB No. 137, is effective for fiscal years beginning after June 15, 2000. It establishes standards for accounting and reporting for derivative instruments and hedging activities. Statement of Financial Accounting Standards No.133 and No. 137 do not currently impact the Company's financial statements as there are no derivative instrument holdings.

In March, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted this SOP but the adoption of the SOP did not have any impact on the Company's financial statements.

In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". The SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted SOP 98-5, however, the adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," an amendment of FASB Statement No. 65, which the Company has not been required to adopt as of March 31, 2000. Statement No. 65, as amended by FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This statement further amends Statement No. 65 to require that after the securitization of mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for fiscal years after December 15, 1998 and does not have a material impact on the Company.

NOTE C   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2000 and June 30, 1999 are summarized as follows:

Cash paid during the years for interest and income taxes are as follows:

                                       1999            2000
                                       ------        ------
       Income Taxes                  $      -       $     -
       Interest                      $  6,746       $     -

NOTE D   STOCKHOLDERS LOANS PAYABLE

Stockholders loans payable at June 30, 1999 of $156,892 represented working capital debt financing received prior to June 30, 1997 from two of the Company's officers and stockholders. During the year ended June 30, 2000, the entire principal balance was fully repaid with interest at a rate of 9% per annum forgiven by the officers and stockholders.

NOTE E   RELATED PARTY TRANSACTIONS

The Company has contracted with a construction company related through common ownership whereby the Company utilizes the related party for construction related services. Total payments to the related party for the years ended June 30, 2000 and June 30, 1999 were $16,388 and $8,360, respectively. There are no amounts payable to the related party at June 30, 2000.

During the year ended June 30, 1999, the Company signed a promissory note with its majority stockholder and officer for unpaid S corporation distributions through the end of 1999. During the year ended June 30, 2000, the Company repaid $99,020 with interest at a rate of 9% per annum forgiven. Under the exact same terms, the Company repaid $32,080 to the remaining stockholders at such time during the year ended June 30, 2000.

Notes Receivable from Stockholders in the amount of $300,000 and related Accrued Interest Receivable in the accompanying Balance Sheet at June 30, 2000 consists of promissory notes dated March 29, 2000 with two of the Company's stockholders and officers. The notes bear interest at the rate of 6% per annum and mature with a balloon payment of principal due on March 29, 2005.

NOTE F   BANK CREDIT LINE

During the year ended June 30, 1999, the Company repaid an outstanding bank line of credit in the amount of $58,120 including interest thereon. The credit line was closed at such time.

NOTE G   EQUITY

On April 21, 1998, the Company approved an increase in the Company's authorized common stock from 5,000 common shares to 10,000,000 common shares and forward split the existing shares outstanding at a ratio of 2,000 to 1. This caused the outstanding common shares to increase from 3,400 common shares to 6,800,000 common shares during the year ended June 30, 1998.

Also on April 21, 1998, the Company authorized a Regulation D Private Placement of 1,000,000 shares of its common stock at $1.00 per share. During the year ended June 30, 1999, the Company collected $60,000. During the year ended June 30, 2000, an additional amount of $815,000 was collected and $125,000 of the Company's common stock was exchanged for services and buildings and land as mentioned below.

During the year ended June 30, 2000, the Company purchased 8.124 acres of land and several buildings that is used as corporate office and warehouse space. The purchase price was $388,000 of which $288,000 was paid in cash and $100,000 worth of the Company's common stock was exchanged at a value of $1.00 per common share under the Company's private placement as mentioned above.

In January of 2000, the Company, through a majority vote, changed its authorized common stock to 100,000,000 shares. No preferred shares were authorized.

In accordance with the June 30, 2000 plan of reorganization described in Note A, the Company issued 1,000,000 shares of its common stock in exchange for valuable management services received relating to the merger and reorganization.

NOTE H   OPERATING LEASE

The Company formerly leased its corporate office and warehouse facilities in Botetourt County, Virginia under a cancelable month to month industrial operating lease. The end of the lease term actually occurred in July, 2000 with final payment made at such time. The Company terminated the lease by written notice. There are no future minimum annual commitments due to the month to month provisions of the lease and the Company terminated the operating lease upon relocating to another facility as explained in footnote G above. Rental payments and related expense for the years ending June 30, 2000 and June 30, 1999 were $20,800 and $17,400, respectively.

NOTE I   EARNINGS PER SHARE (EPS)

Statement of Financial Accounting Standard (SFAS) No.128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise, or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the years presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share. The basic and diluted weighted average shares outstanding for the period for the years ended June 30, 2000 and June 30, 1999 are as follows:

                                                      1999        2000
                                                      ----        ----
Weighted average outstanding common shares used
   for basic and diluted EPS                        6,802,466   7,445,279
                                                    =========   =========