Form 10QSB
period 2000-09-30
METWOOD INC
filed 2000-11-09
CIK 32567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  quarterly  period  ended  September  30,  2000

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  transition  period  from  _______  to  _______

COMMISSION  FILE  NUMBER  0-05391

                                  METWOOD, INC.
        (Exact name of small business issuer as specified in its charter)


          Nevada                              83-0210365
(State  or  other  jurisdiction  of          (IRS  Employer  identification No.)
incorporation  or  organization)


                      819 Naff Road, Boones Mill, VA 24065
                    (Address of principal executive offices)

                                 (540) 334-4294
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
November  1,  2000:  11,832,883



                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           METWOOD, INC. & SUBSIDIARY
                    As of September 30, 2000 & June 30, 2000




                                           ASSETS          (Unaudited)
                                    --------------------
                                    September 30, 2000    June 30, 2000
                                    --------------------  --------------
CURRENT ASSETS
----------------------------------
Cash . . . . . . . . . . . . . . .  $            14,505          91,598
Accounts receivable. . . . . . . .              167,755         104,171
Inventory. . . . . . . . . . . . .              106,505          84,741
Accrued interest receivable. . . .                4,500           4,500
                                    --------------------  --------------
  TOTAL CURRENT ASSETS . . . . . .              293,265         285,010

PROPERTY, PLANT AND EQUIPMENT
----------------------------------
Land . . . . . . . . . . . . . . .               88,000          88,000
Buildings and improvements . . . .              323,694         309,056
Machinery and equipment. . . . . .              229,801         193,685
 Accumulated depreciation. . . . .              (92,032)        (83,032)
                                    --------------------  --------------
 NET PROPERTY, PLANT AND EQUIPMENT              549,463         507,709

OTHER ASSETS
----------------------------------
Notes receivable from stockholders              300,000         300,000
Deposits . . . . . . . . . . . . .                8,250           8,250
                                    --------------------  --------------
  TOTAL OTHER ASSETS . . . . . . .              308,250         308,250
                                    --------------------  --------------

    TOTAL ASSETS . . . . . . . . .  $         1,150,978       1,100,969
                                    ====================  ==============



















           See Accompanying Notes to Consolidated Financial Statements



                               CONSOLIDATED BALANCE SHEETS (CONTINUED)
                               ---------------------------------------
                                      METWOOD, INC. & SUBSIDIARY
                               As of September 30, 2000 & June 30, 2000

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------



(Unaudited)
                                            September 30, 2000  June 30, 2000
                                            ------------------  --------------
CURRENT LIABILITIES
------------------------------------------
Accounts payable and accrued expenses. . .             115,019         87,553
                                            ------------------  --------------
  TOTAL CURRENT LIABILITIES. . . . . . . .             115,019         87,553
                                            ------------------  --------------


STOCKHOLDERS' EQUITY
------------------------------------------
Common stock
($.001, par value,100,000,000
 authorized- 11,432,886 issued and
 outstanding at September 30, 2000
 & 8,153,499 issued and outstanding
 at June 30, 2000) . . . . . . . . . . . .              11,432          8,153
Common stock subscribed not yet delivered
 ($.001,par value, -0- and 3,200,000
 subscribed at September 30, 2000 & June
 30, 2000, respectively) . . . . . . . . .                 -0-          3,200
Additional paid-in-capital . . . . . . . .           1,015,797      1,015,797
Retained earnings (deficit). . . . . . . .               8,730        (13,734)
                                            ------------------  --------------

TOTAL STOCKHOLDERS'EQUITY. . . . . . . . .           1,035,959      1,013,416
                                            ------------------  --------------
                                                    $1,150,978      1,100,969
                                             =================   ==============


















           See Accompanying Notes to Consolidated Financial Statements
           -----------------------------------------------------------

--------


                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  ---------------------------------------------
                           METWOOD, INC. & SUBSIDIARY
              For the Three Months Ended September 30, 2000 & 1999




                                            Sept. 30, 2000     Sept. 30, 1999
                                           ----------------    ----------------

REVENUE
------------------------------------------
 Sales . . . . . . . . . . . . . . . . . .  $       386,741      353,233
 Cost of Labor . . . . . . . . . . . . . .         (226,904)    (208,054)
                                            ----------------  -----------
  GROSS PROFIT . . . . . . . . . . . . . .          159,837      145,179

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
------------------------------------------
 Salaries and Wages. . . . . . . . . . . .           64,125       36,107
 Payroll Taxes . . . . . . . . . . . . . .            9,820        5,744
 Commissions . . . . . . . . . . . . . . .               --       36,000
 Rent. . . . . . . . . . . . . . . . . . .              850        8,350
 Utilities . . . . . . . . . . . . . . . .            5,233          432
 Telephone . . . . . . . . . . . . . . . .            3,501        2,722
 Depreciation. . . . . . . . . . . . . . .            9,000        2,880
 Supplies. . . . . . . . . . . . . . . . .           16,769       12,311
 Repairs and maintenance . . . . . . . . .            9,766        6,127
 Advertising . . . . . . . . . . . . . . .           17,922        5,295
 Employee benefit programs . . . . . . . .            4,102          649
 Insurance . . . . . . . . . . . . . . . .            9,183        2,231
 Professional fees . . . . . . . . . . . .            2,018        1,395
 Miscellaneous expenses. . . . . . . . . .              547           66
 Vehicles.expense                                       588          112
                                            ----------------  ------------
TOTAL EXPENSES . . . . . . . . . . . . . .          153,424      120,421
                                            ----------------  -----------

  OPERATING INCOME . . . . . . . . . . . .            7,018       24,756

  Other Income . . . . . . . . . . . . . .           16,052        4,109

    NET INCOME . . . . . . . . . . . . . .  $        22,465       28,865
                                            ================  ===========

Retained Earnings
(Deficit), June 30,. . . . . . . . . . . .          (13,734)      40,658
                                            ----------------  -----------

Retained Earnings,
    September 30,. . . . . . . . . . . . .  $         8,730   $   69,523
                                            ================  ===========

    Net Income Per Share-
    Basic and fully diluted. . . . . . . .  $          .002   $     .004
                                            ================  ===========

    Weighted Average Shares. . . . . . . .       10,717,745    7,183,667
                                            ================  ===========






           See Accompanying Notes to Consolidated Financial Statements
           -----------------------------------------------------------

 --------


                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              -------------------------------------------------
                                         METWOOD, INC. & SUBSIDIARY
                            For the Three Months Ended September 30, 2000 & 1999


                                              September 30,
                                             2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------
Net Income                                  $22,465     28,865
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation                                 9,000       2,880
Common stock issued for rounding of
fractional shares under stock split           79          --
(Increase) decrease in operating assets:
Accounts receivable                        (63,584)      (567)
Inventory                                  (21,764)     27,942
Increase (decrease) in operating
liabilities:
Accounts payable &
accrued expenses                            27,466     (21,837)
                                           ---------  -----------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                       (26,338)      37,283
                                          ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------
Expenditures for building improvements     (14,638)       --
Expenditures for equipment                 (36,117)    (11,500)
                                           ---------  -----------

NET CASH USED IN INVESTING
ACTIVITIES                                 (50,755)    (11,500)
                                           ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------
Common stock issuances                        --        76,241
Shareholder distributions                     --       (131,000)
Shareholder loans, net                        --         3,108
                                           ---------  -----------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                          --       (51,651)
                                           ---------  -----------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                       $(77,093)   (25,868)
Cash and cash equivalents,
beginning of period                         $91,598     89,998
                                           ---------  -----------
CASH AND CASH EQUIVALENTS
END OF PERIOD                               $14,505     64,130
                                           =========  ===========




           See Accompanying Notes to Consolidated Financial Statements
           -----------------------------------------------------------

                                    --------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                          METWOOD, INC. & SUBSIDIARIES
                         September 30, 2000 (UNAUDITED)


ITEM  1.
--------

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2000, the results of operations for the three month periods ended September 30,1999 and 2000, and cash flows for the three months ended September 30, 1999 and 2000. The results for the period ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

NOTE  2  -  EARNINGS  PER  SHARE

The  following  represents  the  calculation  of  earnings  per  share:



                                       For the three months ended
                                              September 30,
  BASIC & DILUTED*. . . . . . . . .        2000              1999
  ---------------                    ------------------------------
Net income. . . . . . . . . . . . .  $     22,465        $   28,865

Less- preferred stock dividends             ---                ---
                                     -------------      ------------
Net income(loss). . . . . . . . . .  $     22,465        $   28,865
Weighted average number
Of common shares. . . . . .            10,717,745         7,183,667
                                     -------------      ------------
Basic & diluted earnings per share.  $     .002          $   .004
                                     =============       ============





*There  were  no  common  stock  equivalents  for  either  period  presented.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

DESCRIPTION  OF  BUSINESS
-------------------------

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

Prior to 1990, the Company was engaged in the business of exploring for and producing oil and gas in the Rocky Mountain and Mid-Continent areas of the United States. The Company liquidated substantially all of its assets in 1990, and was dormant until June 30, 2000, when it acquired, in a stock-for-stock, tax-free exchange, all of the outstanding common stock of a privately held Virginia corporation, Metwood, Inc., which was incorporated in 1993. See Form 8-K and attached exhibits, filed August 11, 2000. Metwood has been in the metal and metal/wood construction materials manufacturing business since 1992. Following the acquisition, the Company approved a name change from EMC Energies, Inc. to Metwood, Inc.

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

Competition
-----------

Nationally, there are over one hundred manufacturers of the types of products produced by the Company. Approximately 10% of these manufacturers capture approximately 80% of the market for these products. In addition, most of these manufacturers are better financed than the Company, and therefore better poised for market retention and expansion. The majority of these manufacturers, however, are using wood-only products, or products without metal reinforcement. The Company has identified only one other manufacturer in the western U.S. that manufacturers a similar wood-metal floor truss to that of the Company. The Company holds four separate patents on its products (see Patents section, below) that are unique only to the Company. The Company intends to continue to expand its wholesale marketing of its unique products to companies such as Lowes and Home Depot, and to license the Company's technology and products, to increase its distribution outside of Virginia, North Carolina and the South.

Sources  and  availability of raw materials and the names of principal suppliers
-------------------------------------------------------------------

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

Time  spent  during  the  last  two  fiscal  years  on  research and development activities
-------------------------------------------------------------------

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


RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had net income of $22,465, or $.002 per common share, for the first three months of operations, versus net income of $28,865, or $.004 for the same period ended September 30, 1999. The change in net income was primarily due to an increase in administrative expenses, particularly advertising.

Sales

Revenues increased $33,508 or 9.4% to $386,741 for the three months ended September 30, 2000 as compared with $353,233 for the three months ended
September 30, 1999. The increase was primarily due to the Company's aggressive marketing campaign and growing brand awareness. Average selling prices and gross margins remained fairly constant.

Expenses

Selling, General, and Administrative expenses increased $33,003 to $153,424 for the period ending September 30, 2000 versus $120,421 for the same period ended September 30, 1999, an increase of 27.3%.
The most notable differences were in the advertising and supplies accounts, which increased $12,627 and $4,458, respectively. Increases were also noted in the depreciation, utilities, repairs and maintenance, and insurance accounts due to the Company operating out of it newly renovated, 'owned' facility in Boones Mill, VA. Rent expense decreased $7,500 as compared to the same period during 1999.

Liquidity  and  Capital  Resources

On September 30, 2000, the Company had cash of $14,505 and working capital of $178,246. This compares with cash of $64,130 and working capital of $193,218 at September 30, 1999. The decrease in working capital was due to an increase in accounts payable, offset by an increase in accounts receivable and a decrease in cash from proceeds of common stock sales.

Net cash used in operating activities was $26,338 for the three month ended September 30, 2000 as compared with cash provided by operating activities of $37,283 for the period ended September 30, 1999. The difference was primarily attributable to an increase in accounts receivable and inventory of $63,584 and $21,764, respectively.

Net cash used in investing activities was $50,755 for the three months ended September 30, 2000 as compared with net cash used of $11,500 during the same period ended September 30, 1999. The Company purchased several items of new equipment and made capital improvements to it building during the three months ended September 30, 2000.

Cash provided by financing activities totaled $-0- for the three months ended September 30, 2000 as compared with net cash used in financing activities of $51,651 for the three months ended September 30, 1999. The difference in cash used in financing activities was primarily due to the shareholder distributions paid during the three months ended September 30, 1999 in the amount of $131,000. This was offset by proceeds from the sales of common stock during the Company's Regulation D offering in 1999.

PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

None.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

a)  Exhibits
-----------
27.1  Financial  Data  Schedule


b)  Reports  on  Form  8-K
----------------------
1. Form 8-K was filed on August 11, 2000 regarding the change in control of the registrant and election of new board of directors pursuant to its plan of reorganization. Such plan is described in the Company's Form 10-KSB filed October 6, 2000.
2. Form 8-K was filed on August 11, 2000 regarding the change in registrants name and authorization of a reverse stock split, also pursuant to its plan of reorganization.
3. Form 8-K was filed on July 26, 2000 regarding the change in the Company's certifying accountants.
4. Form 8-K was filed on July 11, 2000 regarding the change in control of registrant pursuant to its plan of reorganization.



                           --SIGNATURE PAGE FOLLOWS--

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              /s/  Robert  'Mike'  Callahan
Date:  November  1,  2000      ------------------------
                                    Robert  'Mike'  Callahan
                                   Chief  Executive  Officer