Form 10QSB
period 2000-12-31
METWOOD INC
filed 2001-02-14
CIK 32567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  quarterly  period  ended  December  31,  2000

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  transition  period  from  _______  to  _______

COMMISSION  FILE  NUMBER  0-05391

                                  METWOOD, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                   83-0210365
          ------                                   ----------
(State or other jurisdiction of            (IRS Employer identification
incorporation  or  organization)                          No.)


                      819 Naff Road, Boones Mill, VA 24065
                      ------------------------------------
                    (Address of principal executive offices)

                                 (540) 334-4294
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
February  12,  2001:  11,832,883




<PAGE 1>





                           METWOOD, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2000 AND JUNE 30, 2000


                                      (Unaudited)
ASSETS                               Dec. 31, 2000    June 30, 2000
----------------------------------
CURRENT ASSETS:
----------------------------------
Cash and cash equivalents. . . . .  $        4,822   $       91,598
Accounts receivable. . . . . . . .         156,307          104,171
Inventory. . . . . . . . . . . . .         119,159           84,741
Accrued interest receivable. . . .           4,500            4,500
TOTAL CURRENT ASSETS . . . . . . .         284,788          285,010
                                    ---------------  ---------------

PROPERTY, PLANT, AND EQUIPMENT:
----------------------------------
Land . . . . . . . . . . . . . . .          88,000           88,000
Buildings and improvements . . . .         326,536          309,056
Machinery and Equipment. . . . . .         247,361          193,685
Accumulated depreciation . . . . .        (101,032)         (83,032)
NET PROPERTY, PLANT, AND EQUIPMENT         560,865          507,709
                                    ---------------  ---------------

OTHER ASSETS:
----------------------------------
Notes receivable from stockholders         300,000          300,000
Deposits . . . . . . . . . . . . .             -0-            8,250
TOTAL OTHER ASSETS . . . . . . . .         300,000          308,250
                                    ---------------  ---------------

TOTAL ASSETS . . . . . . . . . . .  $    1,145,653   $    1,100,969













                 See accompanying notes to financial statements
<Page 2>



                                METWOOD, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS (CONTINUED)
                         AS OF DECEMBER 31, 2000 AND JUNE 30, 2000



LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . .  $   73,828  $   87,553
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . .      73,828      87,553

STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
11,832,886 and 8,153,499 issued and outstanding at December 31,
2000 and June 30, 2000, respectively) . . . . . . . . . . . . . .      11,832       8,153
Common stock subscribed not yet delivered ($.001, par value, -0-
and 3,200,000 subscribed at December 31, 2000 and June 30,
2000, respectively) . . . . . . . . . . . . . . . . . . . . . . .         -0-       3,200
Additional paid in capital. . . . . . . . . . . . . . . . . . . .   1,015,797   1,015,797
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . .      44,196     (13,734)
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . .   1,071,825   1,013,416
                                                                   ----------  -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . .  $1,145,653  $1,100,969












                 See accompanying notes to financial statements
<Page 3>












                                        METWOOD, INC.
                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                Three            Three             Six              Six
                            Months Ended     Months Ended     Months Ended     Months Ended
                           Dec. 31, 2000    Dec. 31, 1999    Dec. 31, 2000    Dec. 31, 1999
REVENUES:
-------------------------
Sales . . . . . . . . . .  $      376,428   $      344,575   $      763,170   $      697,808
Cost of Sales . . . . . .        (230,696)        (197,593)        (457,600)        (405,647)
GROSS PROFIT. . . . . . .         145,732          146,982          305,570          292,161
                           ---------------  ---------------  ---------------  ---------------

EXPENSES:
-------------------------
Salaries and wages. . . .          68,077           56,949          132,192           93,055
Payroll taxes . . . . . .           8,912            7,575           18,732           13,314
Commissions . . . . . . .             -0-              -0-              -0-           35,956
Rent. . . . . . . . . . .             -0-            4,350              850           12,700
Utilities . . . . . . . .           5,555              562           10,788              993
Telephone . . . . . . . .           3,082            3,515            6,584            6,337
Depreciation. . . . . . .           9,000           26,158           18,000           28,708
Supplies. . . . . . . . .          23,072           21,381           39,849           33,882
Repairs & maintenance . .          12,102            7,651           21,868           13,778
Advertising . . . . . . .          13,943            7,644           31,865           12,939
Employee benefit programs           4,507            1,852            8,608            2,701
Insurance . . . . . . . .           6,096            6,356           15,279            8,587
Professional fees . . . .          10,817              914           12,834            1,539
Miscellaneous expenses. .             870            1,115            1,343            1,171
Vehicle expenses. . . . .           2,768              757            3,356              870
TOTAL EXPENSES. . . . . .         168,801          146,779          322,148          266,530
                           ---------------  ---------------  ---------------  ---------------

OPERATING INCOME. . . . .  $      (23,069)  $          203   $      (16,578)  $       25,631

Other Income. . . . . . .          58,456            2,854           74,509            6,293

NET INCOME. . . . . . . .  $       35,387   $        3,057   $       57,931   $       31,924

  Net Income per Share -
  basic and fully diluted  $           **   $           **   $         0.01   $           **
  Weighted Average Shares      11,832,883        8,031,000       11,445,010        8,201,000
                           ===============  ===============  ===============  ===============



**  Less  than  $.01

                 See accompanying notes to financial statements
<Page 4>



                                         METWOOD, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                                                              2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 57,931   $  31,924
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,000      28,708
Common stock issued for rounding of fractional shares under stick split.        79         -0-
Common stock issued for services . . . . . . . . . . . . . . . . . . . .       400         -0-
(Increase) decrease in operating assets:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .   (52,136)    (97,980)
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (34,418)     15,690
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,250         -0-
Increase (decrease) in accounts payable and accrued expenses . . . . . .   (13,725)     28,623
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . . . . . . . . .   (15,619)      6,965
                                                                          ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------
Expenditures for building improvements . . . . . . . . . . . . . . . . .   (17,480)        -0-
Expenditures for equipment . . . . . . . . . . . . . . . . . . . . . . .   (53,677)    (27,544)
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . .   (71,157)    (27,544)
                                                                          ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------
Common stock issuances . . . . ..     . . . . . .. . . . . . . . . . . .       -0-      76,241
Shareholder distributions. . . . . . . . . . . . . . . . . . . . . . . .       -0-    (131,000)
Shareholder loans, net . . . . . . . . . . . . . . . . . . . . . .  . . .      -0-      (3,318)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES . . . . . . . . . . . .       -0-     (58,077)
                                                                          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . .   (86,776)    (78,656)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR. . . . . . . . . . . . . . . . . . . . . . . . . .    91,598      89,998

END OF THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,822   $  11,342

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
------------------------------------------------------------------------
      Common stock issued for services . . . . . . . . . . . . . . . . .  $    400   $     -0-






                 See accompanying notes to financial statements
<Page 5>


                          METWOOD, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 30, 2000, the results of operations for the three and six month periods ended December 31, 1999 and 2000, and cash flows for the six months ended December 31, 1999 and 2000. The results for the period ended December 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

NOTE  2  -  EARNINGS  PER  SHARE

The  following  represents  the  calculation  of  earnings  per  share:

                   For  the  three  months  ended   For  the  six  months  ended
                                December  31,                 December  31,
BASIC  &  DILUTED*           2000              1999          2000          1999
------------------          ----               ----          ----          ----

Net income                 $ 35,387          $  3,057     $57,391     $31,924

Less-  preferred stock dividends --              --          --          --
                         -------------   ------------   ----------   ----------
Net  income(loss)         $  35,387         $  3,057     $57,391      $31,924
Weighted  average  number
Of  common  shares        11,832,883        8,031,000   11,445,010   8,201,000
                        -------------      ------------  ----------- ----------
Basic  & diluted earnings per share
                          $     **          $     **     $     .01    $     **
                            ========          ========     ========    ========



*There were no common stock equivalents for either period presented. ** Less than $.01



<PAGE 6>

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

DESCRIPTION  OF  BUSINESS
-------------------------

Business  Development
---------------------

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

Principal  Products  or  Services  and  Markets
-----------------------------------------------

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



<PAGE 7>

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

 Distribution  methods  of  the  products  or  services
-------------------------------------------------------

The Company's sales are primarily retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 20% of the Company's sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. The Company relies on its own sales force for all outside sales.

Seasonality  of  market
-----------------------

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


<PAGE 8>

Sources  and  availability of raw materials and the names of principal suppliers
--------------------------------------------------------------------------------

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

Dependence  on  one  or  a  few  major  customers
-------------------------------------------------

 Presently the Company does not have a customer, the loss of which would have a substantial impact on the Company's operations. As the Company continues to expand its wholesale sales to purchasers such as Loews and Home Depot, a substantial impact would be more likely should such a customer be lost.

Patents,  trademarks,  licenses,  franchises, concessions, royalty agreements or
--------------------------------------------------------------------------------
labor  contracts,  including  duration
--------------------------------------

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

Need  for  any  government  approval  of  principal  products  or  services
---------------------------------------------------------------------------

The Company's products must either be sold with their engineer's seal or they must be approved by Bureau Officials Code Association (BOCA). Once BOCA approval is obtained, the products can be used
<PAGE 9>

with recognized approval in all 50 states. The Company's floor joist patch kit is presently awaiting BOCA approval. Failure to obtain BOCA approval for any of the Company's products does not preempt their sale, but is an impediment to uniform acceptability as the Company expands to new markets.

Time  spent  during  the  last  two  fiscal  years  on  research and development
--------------------------------------------------------------------------------
activities
----------

Approximately fifteen percent of the Company's time and resources have been spent during the last two fiscal years researching and developing metal/wood products.

Costs  and  effects  of  compliance  with  environmental  laws
--------------------------------------------------------------
      None;  not  applicable.

Number  of  total  employees  and  number  of  full  time  employees
--------------------------------------------------------------------

The  Company has approximately twenty-one employees, all of which are full-time.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had net income of $35,387 for the three months ended December 31, 2000, versus net income of $3,057 for the same period ended December 31, 1999, an increase of $32,330 or 1058%. The Company had net income of $57,931 for the six months ended December 31, 2000, versus net income of $31,924 for the same period ended December 31, 2000, an increase of $26,007 or 82%. The change in net income for both periods was primarily attributable to an increase in royalty income ($50,000) from licensing of the Company's patents.

Sales

Revenues were $376,428 for the three months ended December 31, 2000, versus $344,575 for the three months ended December 31, 1999, an increase of $31,853 or 9%. Revenues were $763,170 for the six months ended December 31, 2000, versus $697,808 for the same period ended December 31, 2000, an increase of $65,362 or 9%. The increases were primarily due to the Company's aggressive marketing campaign and growing brand awareness. Average selling prices and gross margins remained fairly constant.

Expenses

Selling, General, and Administrative expenses were $168,801 for the three months ended December 31, 2000, versus $146,779 for the three months ending December 31, 1999, an increase of $22,022 or 15%. Selling, General, and Administrative expenses were $322,148 for the six months ended December 31, 2000, versus $266,530 for the six months ended December 31, 1999, an increase of $55,618 or 21%. The most notable differences were in the advertising and supplies accounts, which increased $18,926 and $5,967, respectively due to the Company's current aggressive marketing campaign. Increases were also noted in utilities, repairs and maintenance, and insurance accounts due to the Company operating out of it newly renovated, 'owned' facility in Boones Mill, VA. Rent expense decreased $11,850 as compared to the same period during 1999.
<PAGE 10>
Liquidity  and  Capital  Resources

On December 31, 2000, the Company had cash of $4,822 and working capital of $210,960. This compares with cash of $11,342 and working capital of $187,540 at December 31, 1999. The increase in working capital was due to a decrease in accounts payable and an increase in accounts receivable and inventory.

Net cash used in operating activities was $15,619 for the six months ended December 31, 2000 as compared with cash provided by operating activities of $6,965 for the six months ended December 31, 1999. The difference was primarily attributable to an increase in inventory and a decrease in accounts payable of $34,418 and $13,725, respectively.

Net cash used in investing activities was $71,157 for the six months ended December 31, 2000 as compared with net cash used of $27,544 during the same period ended December 31, 1999. The Company purchased several items of new equipment and made capital improvements to it building during the three months ended December 31, 2000.

Cash provided by financing activities totaled $-0- for the six months ended December 31, 2000 as compared with net cash used in financing activities of $58,077 for the six months ended December 31, 1999. The difference in cash used in financing activities was primarily due to the shareholder distributions paid during the six months ended December 31, 1999 in the amount of $131,000. This was offset by proceeds from the sales of common stock during the Company's Regulation D offering in 1999 of $76,241.



PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

None.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5.  Other  Information

None.
<PAGE 11>

Item  6.  Exhibits  and  Reports  on  Form  8-K

a)  Exhibits
-----------
27.1  Financial  Data  Schedule


b)  Reports  on  Form  8-K
----------------------
1. Form 8-K was filed on August 11, 2000 regarding the change in control of the registrant and election of new board of directors pursuant to its plan of reorganization. Such plan is described in the Company's Form 10-KSB filed October 6, 2000 and incorporated by reference in this 10-QSB.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              /s/  Robert  'Mike'  Callahan
Date:  February  12,  2001       ------------------------
                              Robert  'Mike'  Callahan
                              Chief  Executive  Officer

















<PAGE 12>