Form 10QSB
period 2001-03-31
METWOOD INC
filed 2001-05-10
CIK 32567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  quarterly  period  ended  March  31,  2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  transition  period  from  _______  to  _______

COMMISSION FILE NUMBER 0-05391
------------------------------

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



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 12, 2001: 11,931,883




<PAGE 1>






                           METWOOD, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2001 AND JUNE 30, 2000


                                      (Unaudited)
ASSETS                               March 31, 2001    June 30, 2000
----------------------------------
CURRENT ASSETS:
----------------------------------
Cash and cash equivalents. . . . .  $        13,829   $       91,598
Accounts receivable. . . . . . . .          218,049          104,171
Inventory. . . . . . . . . . . . .          152,461           84,741
Accrued interest receivable. . . .            4,500            4,500
TOTAL CURRENT ASSETS . . . . . . .          388,839          285,010
                                    ----------------  ---------------

PROPERTY, PLANT, AND EQUIPMENT:
----------------------------------
Land . . . . . . . . . . . . . . .           88,000           88,000
Buildings and improvements . . . .          631,536          309,056
Machinery and equipment. . . . . .          267,419          193,685
Accumulated depreciation . . . . .         (113,032)         (83,032)
NET PROPERTY, PLANT, AND EQUIPMENT          873,923          507,709
                                    ----------------  ---------------

OTHER ASSETS:
----------------------------------
Notes receivable from stockholders              -0-          300,000
Deposits . . . . . . . . . . . . .              -0-            8,250
TOTAL OTHER ASSETS . . . . . . . .               0           308,250
                                    ----------------  ---------------

TOTAL ASSETS . . . . . . . . . . .  $     1,262,762   $    1,100,969
                                    ================  ===============












                 See accompanying notes to financial statements
<Page 2>




                                    METWOOD, INC. & SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              AS OF MARCH 31, 2001 AND JUNE 30, 2000


                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                             March 31, 2001    June 30, 2000
--------------------------------------------------------------
CURRENT LIABILITIES
--------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . .  $        126,055  $       87,553
Bank line of credit. . . . . . . . . . . . . . . . . . . . . .            50,000             -0-
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .           176,055          87,553

STOCKHOLDERS' EQUITY
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
 11,931,883 and 8,153,499 issued and outstanding at March 31,
 2001 and June 30, 2000, respectively) . . . . . . . . . . . .            11,931           8,153
Common stock subscribed not yet delivered ($.001, par value,
 -0- and 3,200,000 subscribed at March 31, 2001 and June 30,
 2000, respectively) . . . . . . . . . . . . . . . . . . . . .               -0-           3,200
Additional paid in capital . . . . . . . . . . . . . . . . . .         1,062,348       1,015,797
Retained earnings (deficit). . . . . . . . . . . . . . . . . .            12,428         (13,734)
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . .         1,086,707       1,013,416
                                                                ----------------  ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . .  $      1,262,762  $    1,100,969
                                                                ================  ===============

















                 See accompanying notes to financial statements
                 ----------------------------------------------
<Page 3>







                                       METWOOD, INC. & SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                       Three             Three              Nine              Nine
                                    Months Ended      Months Ended      Months Ended      Months Ended
                                  March 31, 2001    March 31, 2000    March 31, 2001    March 31, 2000
REVENUES:
--------------------------------
Sales. . . . . . . . . . . . . .  $       394,559   $       405,020   $     1,180,334   $     1,102,828
Cost of Sales. . . . . . . . . .         (216,029)         (216,446)         (673,629)         (622,093)
GROSS PROFIT . . . . . . . . . .          178,530           188,574           506,705           480,735
                                  ----------------  ----------------  ----------------  ----------------

EXPENSES:
--------------------------------
Salaries and wages . . . . . . .           69,183            53,404           201,375           146,460
Payroll taxes. . . . . . . . . .           10,129             7,896            28,861            21,216
Consulting . . . . . . . . . . .           46,500               -0-            46,500            35,956
Rent . . . . . . . . . . . . . .              -0-             4,350               850            17,050
Utilities. . . . . . . . . . . .            8,167               462            18,955             1,455
Telephone. . . . . . . . . . . .            1,824             3,005             8,408             9,342
Depreciation . . . . . . . . . .           12,000             9,000            30,000            37,708
Supplies . . . . . . . . . . . .           32,973            15,039            70,037            47,423
Repairs & maintenance. . . . . .           13,294             4,390            35,162            18,167
Advertising. . . . . . . . . . .            6,407            14,812            38,272            27,751
Employee benefit programs. . . .            4,633             4,468            16,027             8,668
Insurance. . . . . . . . . . . .            6,583             3,406            21,862            11,993
Professional fees. . . . . . . .            6,432            36,863            19,266            38,401
Miscellaneous expenses . . . . .              900               128             1,842             1,293
Vehicle expenses . . . . . . . .              845               452             4,201             1,322
TOTAL EXPENSES . . . . . . . . .          219,870           157,675           541,618           424,205
                                  ----------------  ----------------  ----------------  ----------------

OPERATING
INCOME (LOSS). . . . . . . . . .  $       (41,340)  $        30,899   $       (34,913)  $        56,530

Other Income . . . . . . . . . .            9,172             2,310            61,075             8,603

NET INCOME (LOSS). . . . . . . .  $       (32,168)  $        33,209   $        26,162   $        65,133

  Net Income (Loss) per Share -
  basic and fully diluted. . . .  $            **   $            **   $            **   $            **
  Weighted Average Shares. . . .       11,865,883         8,201,000        11,577,216         8,201,000
                                  ================  ================  ================  ================

** Less than $.01



                 See accompanying notes to financial statements
                 ----------------------------------------------
<Page 4>




                                      METWOOD, INC. & SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                                  2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  26,162   $  65,133
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30,000      37,708
Common stock issued for rounding of
fractional shares under stick split . . . . . . . . . . . . . . . . . . . . .         79         -0-
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .     47,050         -0-
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (113,878)   (112,224)
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (67,720)       (128)
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,250      (6,612)
Increase in accounts payable and accrued expenses . . . . . . . . . . . . . .     38,502       2,700
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . .    (31,555)    (13,423)
                                                                               ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------------------
Expenditures for building improvements. . . . . . . . . . . . . . . . . . . .    (22,480)        -0-
Expenditures for equipment. . . . . . . . . . . . . . . . . . . . . . . . . .    (73,734)    (53,069)
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . .    (96,214)    (53,069)
                                                                               ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------
Common stock issuances. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-     613,927
Proceeds from bank line of credit . . . . . . . . . . . . . . . . . . . . . .     50,000         -0-
Shareholder distributions . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-    (131,000)
Shareholder loans, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-     (83,308)
NET CASH PROVIDED  BY FINANCING
ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,000     399,619
                                                                               ----------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . .    (77,769)    333,127

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . .     91,598      89,998

END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  13,829   $ 423,125

SUPPLEMENTARY CASH FLOW
-----------------------------------------------------------------------------
INFORMATION OF NON-CASH FINANCING:
-----------------------------------------------------------------------------
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .  $  47,050   $     -0-

Conversion of stockholder note receivable  into building improvements . . . .  $ 300,000   $     -0-



                 See accompanying notes to financial statements
                 ----------------------------------------------
<Page 5>


                          METWOOD, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (UNAUDITED)


ITEM 1.
-------

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2001, the results of operations for the three and nine month periods ended March 31, 2000 and 2001, and cash flows for the nine months ended March 31, 2000 and 2001. The results for the period ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  per  share:

                        For the three months ended  For the nine months ended
                                   March 31,                   March 31,
BASIC  &  DILUTED*            2001          2000          2001          2000
------------------          ------          ----          ----          ----

Net  income (loss)         $ (32,168)     $ 33,209       $26,162     $65,133

Less- preferred stock dividends   --            --            --          --
                         -------------    ------------   ---------- --------
Net income (loss)          $ (32,168)     $ 33,209       $26,162     $65,133
Weighted average number
of common shares          11,865,883     8,201,000     11,577,216  8,201,000
                         -------------    ------------   ---------  --------
Basic & diluted earnings per share
                           $     **     $     **     $      **     $      **
                           ========     ========     ========      ========

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

 Distribution methods of the products or services
-------------------------------------------------

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

Seasonality of market
---------------------

The Company's sales are subject to seasonal impacts, as its products are used in residential and commercial construction projects, which tend to be at a higher building rate in Virginia and North Carolina between the months of March and October. Accordingly, the Company's sales are greater in its second and third quarters. The Company builds an inventory of its products throughout the winter and spring to support this sales season.

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


<PAGE 8>

Sources and availability of raw materials and the names of principal suppliers
------------------------------------------------------------------------------

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or
-----------------------------------------------------------------------------
labor contracts, including duration
-----------------------------------

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

     Each of these patents was originally issued to the inventors and Company founders, Robert (Mike) Callahan and Ronald B. Shiflett, who assigned these patents to the Company.

Need for any government approval of principal products or services
------------------------------------------------------------------

The Company's products must either be sold with their engineer's seal or they must be approved by Bureau Officials Code Association (BOCA). Once BOCA approval is obtained, the products can be used
<PAGE 9>

recognized for approval in all 50 states. The Company's floor joist patch kit received BOCA approval during April of 2001. The Company expects this to greatly assist in the uniform acceptability of the Company's products as it expands to new markets.

Time spent during the last two fiscal years on research and development
-----------------------------------------------------------------------
activities
----------

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

RESULTS  OF  OPERATIONS
-----------------------
Net  Income

The Company had a net loss of $32,168 for the three months ended March 31, 2001, versus net income of $33,209 for the same period ended March 31, 2000, a decrease of $65,377. The Company had net income of $26,162 for the nine months ended March 31, 2001, versus net income of $65,133 for the same period ended
March 31, 2000, an decrease of $38,971. The change in net income for both periods was primarily attributable to an increase in operating expenses from the Company's expansion in manufacturing.

Sales

Revenues were $394,559 for the three months ended March 31, 2001, versus $405,020 for the three months ended March 31, 2000, a decrease of $10,461 or 2.5%. Revenues were $1,180,334 for the nine months ended March 31, 2001, versus $1,102,828 for the same period ended March 31, 2000, an increase of $77,506 or 7%. The increase in sales for the first nine months was primarily due to the Company's aggressive marketing campaign and growing brand awareness. The decrease in sales in our third quarter was primarily due to seasonal fluctuations in demand. Average selling prices and gross margins remained fairly constant.

Expenses

Total expenses were $219,870 for the three months ended March 31, 2001, versus $157,675 for the three months ending March 31, 2000, an increase of $62,195 or 39%. Total expenses were $541,618 for the nine months ended March 31, 2001, versus $424,205 for the nine months ended March 31, 2000, an increase of $90,413 or 21%. The most notable differences were in the salaries and wages, supplies, advertising, and insurance accounts, which increased $54,915, $22,614, $10,521 and $9,869, respectively due to the Company's current aggressive marketing campaign and increase in manufacturing operations. Increases were also noted in utilities and repairs and maintenance due to the Company operating out of it newly renovated, 'owned' facility in Boones Mill, VA.
<PAGE 10>
This was somewhat offset by a decrease in rent expense of $16,200 as compared to the same nine period during 2000. The Company also had $47,050 in non-cash expenses in connection with stock issued to various consultants during the quarter to assist the Company in its growth strategy.

Liquidity  and  Capital  Resources

On March 31, 2001, the Company had cash of $13,829 and working capital of $212,784. This compares with cash of $423,125 and working capital of $599,146 at March 31, 2000. The decrease in working capital was due to an increase in equipment and building purchases and a decrease in accounts receivable, somewhat offset by the increase in inventory.

Net cash used in operating activities was $31,555 for the nine months ended March 31, 2001 as compared with net cash used in operating activities of $13,423 for the nine months ended March 31, 2000. The difference was primarily attributable to an increase in inventory offset by an increase in accounts payable of $67,592 and $35,802, respectively.

Net cash used in investing activities was $96,214 for the nine months ended March 31, 2001 as compared with net cash used of $53,069 during the same period ended March 31, 2000. The Company purchased several items of new equipment and made capital improvements to its building during the nine months ended March 31, 2001.

Cash provided by financing activities totaled $50,000 for the nine months ended March 31, 2001 as compared with net cash provided by financing activities of $399,619 for the nine months ended March 31, 2000. The difference in cash provided by financing activities was primarily due to partial proceeds from the private Regulation D stock offering completed during the nine months ended March 31, 2000 in the amount of $613,927. This was somewhat offset by shareholder distributions during the same period in 2000.

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.
<PAGE 11>

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
-----------

None.


b) Reports on Form 8-K
----------------------

1. Form 8-K was filed on August 11, 2000 regarding the change in control of the registrant and election of new board of directors pursuant to its plan of reorganization. Such plan is described in the Company's Form 10-KSB filed October 6, 2000 and incorporated by reference in this 10-QSB.



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              /s/ Robert 'Mike' Callahan
                              --------------------------
Date:  May 12, 2001           Robert 'Mike' Callahan
                              Chief Executive Officer

















<PAGE 12>