Form 10KSB
period 2001-06-30
METWOOD INC
filed 2001-09-28
CIK 32567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION  FILE  NUMBER:  000-05391

                                  METWOOD, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                              83-0210365
     -----------                              ----------
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

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                      $0.001 Par Value Common Voting Stock
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State  issuer's  net  revenues  for  its  most  recent  fiscal  year: $1,558,807

As of September 24, 2001 there were 11,757,883 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($1.80) reported by brokers), held by non-affiliates was approximately $21,164,189. Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number  of  shares  of  common  stock  outstanding  as  of  September  24, 2001:
11,757,883

Number  of  shares  of preferred stock outstanding as of September 24, 2001: N/A












                The rest of this page is left intentionally blank
                -------------------------------------------------

















                                     PART I
                                     ------

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS
-----------------------------------------------------

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

Item  1.  Business

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

Sources  and  availability of raw materials and the names of principal suppliers
--------------------------------------------------------------------------------

All of the raw materials used by the Company are readily available on the market from numerous suppliers. The light gage metal used by the Company is supplied primarily by Dietrich Industries. The Company's main sources of lumber are Unimast, Lowes and 84 Lumber Company. Co-Steel supplies the majority of the Company's rebar supply. Because of the number of suppliers available to the Company, its decision in purchasing materials is dictated primarily by price, and secondarily by availability. The Company does not anticipate a lack of supply to ever effect its production, but rather a shortage may cause the Company to pass on higher materials prices to its buyers.

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

Patents,  trademarks,  licenses,  franchises, concessions, royalty agreements or
--------------------------------------------------------------------------------
labor  contracts,  including  duration
--------------------------------------

     The  Company  owns/licenses  four  U.S.  Patents:

     U.S. Patent No. 5,519,977, Joist Reinforcing Bracket, for a bracket that reinforces wooden joists provided with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit. The Company recently had an independent appraisal done on the patent that is valued at $7.4 million.

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

     U.S. Patent No. 5,921,053, Internally Reinforced Girder with pierceable Nonmetal Components, for a girder that includes a pair of c-shaped members secured together so as to form a hollow box, which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples. The Company recently had an independent appraisal done on the patent that is valued at $13.8 million.

The Company also has a patent pending on a modification of it floor joist patch kit. The Company expects that this patent will be granted from the U.S. Patent Office within the next twelve months.

Each of these patents was originally issued to the inventors and Company founders, Robert (Mike) Callahan and Ronald B. Shiflett, who assigned these patents to the Company.

Need  for  any  government  approval  of  principal  products  or  services
---------------------------------------------------------------------------

The Company's products must either be sold with their engineer's seal or they must be approved by Bureau Officials Code Association (BOCA). Once BOCA approval is obtained, the products can be used recognized for approval in all 50 states. The Company's floor joist patch kit received BOCA approval during April of 2001. The Company expects this to greatly assist in the uniform acceptability of the Company's products as it expands to new markets.

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

Number  of  total  employees  and  number  of  full  time  employees
--------------------------------------------------------------------

The  Company has approximately twenty-one employees, all of which are full-time.


Item  2.  Properties

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




Item  3.  Legal  Proceedings

The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Furthermore, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No  matter  was  submitted  to  a  vote  during  the  year.



                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a)  Market  Information
------------------------

     For five years prior to September 2000, there was no "public market" for shares of common stock of the Company. As a result of the acquisition between EMC Energies, Inc. and Metwood, Inc., a trading market has developed, but it is not an active trading market. It is therefore difficult to determine the market value of the stock. Based on the average bid price for the Company's Common Stock at September 24, 2001, of $1.80 per share, the market value of shares held by non-affiliates would be $21,164,189. There are no preferred shares authorized.

The Company is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") under the symbol "MTWD".

Set forth below are the high and low bid prices for the Company's Common Stock for the last year.

Quarter  Ended                       High  Bid     Low  Bid
--------------                       ---------     --------

September  2000  (thru  9/22/00)*     $5.00     $4.50
December  2000                        $4.75     $2.80
March  2001                           $3.25     $1.75
June  2001                            $2.50     $1.75

*  There  was  no  active  market  for  five  years  before  this  date.

Holders
-------

The number of record holders of the Company's common stock as of September 24, 2001, was 1,107; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

Dividends
---------

There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

On April 21, 1998, the Company's wholly owned subsidiary, Metwood, Inc., a Virginia corporation, authorized a Regulation D Private Placement of 1,000,000 shares of its common stock at $1.00 per share. During the year ended June 30, 1999, the Company collected $60,000. During the year ended June 30, 2000, an additional amount of $815,000 was collected and $125,000 of the Company's common stock was exchanged for services and buildings and land, as set forth in Part I,
Item  2,  above.

Item  6.  Management's  Discussion  and  Analysis

Selected  Financial  Data
-------------------------

For  the  years  ended  June  30,  2001  and  2000.

                                           2001          2000
                                           ----          ----

     Revenues                              $1,558,807    $1,626,637

     Net  income                               22,413        76,708
     Net  income  per  common  share              **             **
     Weighted  average  common
      shares  outstanding                  11,621,166     7,445,279

**Less  than  $.01

At  June  30,  2001  and  2000

                                           2001          2000
                                           ----          ----

     Total  assets                        $1,204,868     $1,100,969
     Working  capital                        172,994        197,457
     Shareholders'  equity                 1,047,984      1,013,416

No  dividends  have  been  declared  or  paid  during  the  periods  presented.


Results  of  Operations
-----------------------

For  the  Years  Ended  June  30,  2001  and  2000.

Sales

Revenues for the year ended June 30, 2001 were $1,558,807 versus $1,626,637 in revenues for the year ended June 30, 2000, a decrease of $67,830 or 4%. Retail sales consisted of product sales, installation fees and product royalties. The decrease was primarily attributable to a two month 'down-time' during the transition into the newly owned facility and its related build out.

Other revenues included income from a legal settlement in the amount of $50,000 whereby the Company was compensated for use of its intellectual property and $13,100 in income for renting a portion of its facilities.

We plan to accelerate growth of sales in fiscal 2002 by increasing expenditures on marketing, establishing more strategic relationships and growing public awareness of our products and services.

Income  /  Loss

Net income for the year ended June 30, 2001 was $22,413 as compared to a net income of $76,708 in the comparable period in 2000. We recognized a decrease of gross profit of $30,783 for the year ended June 30, 2000 and an increase of $75,091 in expenses as detailed below.

The Company expects to continue to remain profitable and increase its net income over the next year. However, there can be no assurance that the Company's profitability or revenue growth can be sustained in the future.

Expenses

Total expenses for the year ended June 30, 2001 were $718,737 versus $643,646 in the comparable year in 2000. The following increases in expenses were noted during the year ended June 30, 2001:
     Professional fees increased $29,872 due to maintaining active trading and reporting status with the Securities and Exchange Commission during 2001 and the issuances of $28,404 in stock for professional services.
     Salaries increased $44,506 from the cost of hiring and retaining quality personnel to administer our operations and market our products, however, this was somewhat offset by a decrease of $35,277 in sales commissions that were paid to subcontractors in 2000.
     Utilities increased $20,816 due to the Company operating out of its newly 'owned' facility. This was offset by a decrease in rent expense of $19,950.
     Depreciation, a non-cash expense, increased $12,490 due to additional capital equipment acquisitions and property improvements.

 We anticipate incurring approximately the same amount of these expenses during fiscal 2002.

     We expect increases in certain expenses such as advertising through fiscal 2002 as the Company moves toward increasing development and marketing of our products and services.

Cost  of  Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products.

Cost of sales for the year ended June 30, 2001 was $877,368 versus $914,415 in the comparable period in 2000. The decrease was primarily attributable to increased buying power for materials and a decrease in sales for the year. Gross margins and product prices remained relatively constant during the year.

Impact  of  Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties

Demand for the Company's products will be dependent on, among other things, market acceptance of the Company's concept, the quality of its products and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

Liquidity  and  Capital  Resources
----------------------------------

For  the  Year  Ended  June  30,  2001  and  2000.

Cash flows provided by operations were $5,416 for the year ended June 30, 2001 versus $180,476 in the comparable period in 2000. Cash flows from operating activities were primarily attributable to the net income from operations, depreciation and service exchanged for stock, partially offset by increases in inventory and accounts receivable.


Cash flows used in investing activities decreased $301,043 to $104,841 in 2001. Cash used in investing activities in the comparable period in 2000 was $405,884. The decrease was primarily attributable a decrease in fixed asset purchases.

Cash flows generated from financing activities were $33,751 for the year ended June 30, 2001 versus $227,008 in the comparable period in 2000. The decrease was primarily attributable to proceeds from common stock issued during the year 2000. The Company used the $815,000 in proceeds toward fixed asset acquisitions, gaining active trading status on the Over-the-Counter Bulletin Board and general corporate purposes.

We have funded our cash needs from inception through June 30, 2001 with a series of related party, debt and equity transactions.

We will substantially rely on the existence of revenue from the product sales and from the projected revenues for our services. We project that we will have enough capital to fund our operations over the next 12 months.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. We are considering launching a wide scale marketing and advertising campaign. Our current available capital and revenues are not sufficient to fund such a campaign. If we choose to launch such a campaign it well require substantially more capital. If necessary, we plan to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy, which may include the use of television, radio, print and Internet advertising. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

















Item  7.  Financial  Statements

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To  the  Board  of  Directors
Metwood,  Inc.
819  Naff  Road
Boones  Mill,  Virginia  24065

We have audited the accompanying consolidated balance sheet of Metwood, Inc. and its wholly-owned subsidiary as of June 30, 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended June 30, 2001 and June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metwood, Inc. as of June 30, 2001, and the consolidated results of its operations and its cash flows for the years ended June 30, 2001 and June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.





/s/  Bongiovanni  &  Associates
-------------------------------
August  25,  2001










                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

ASSETS
------



CURRENT ASSETS
---------------------------------------------
  Cash and Cash Equivalents - Note C. . . . .  $   25,924
  Accounts Receivable . . . . . . . . . . . .     158,113
  Inventory . . . . . . . . . . . . . . . . .     142,031
                                               -----------
    TOTAL CURRENT ASSETS. . . . . . . . . . .     326,068
                                               -----------

FIXED ASSETS
---------------------------------------------
  Land - Note G . . . . . . . . . . . . . . .      88,000
  Buildings and Improvements - Note G . . . .     631,536
Machinery and Equipment - Note G. . . . . . .     284,296
Accumulated Depreciation. . . . . . . . . . .    (125,032)
                                               -----------
    Net Fixed Assets. . . . . . . . . . . . .     878,800
                                               -----------

TOTAL ASSETS. . . . . . . . . . . . . . . . .  $1,204,868
                                               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

CURRENT LIABILITIES
---------------------------------------------
  Accounts Payable and Accrued Expenses . . .  $  101,584
  Income Taxes Currently Payable - Note J . .       1,490
  Bank Line of Credit - Note F. . . . . . . .      50,000
                                               -----------
    TOTAL CURRENT LIABILITIES . . . . . . . .     153,074
                                               -----------

LONG-TERM LIABILITIES
---------------------------------------------
  Deferred Income Tax Credit - Note J . . . .       3,810
                                               -----------

COMMITMENT - NOTES F, H
---------------------------------------------

STOCKHOLDERS' EQUITY - NOTE G
---------------------------------------------
  Common Stock ($.001 par value, 100,000,000
  common shares authorized; 11,757,883
  issued and outstanding) . . . . . . . . . .      11,757
  Additional Paid in Capital. . . . . . . . .   1,043,797
  Retained Deficit. . . . . . . . . . . . . .      (7,570)
                                               -----------
      TOTAL STOCKHOLDERS' EQUITY. . . . . . .   1,047,984
                                               -----------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY. . . . . . . . . . .  $1,204,868
                                               ===========




  See notes to consolidated audited financial statements and auditors' report.



                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================

                                        2001          2000
                                        ----          ----
REVENUE AND COST OF SALES
----------------------------------

  Sales. . . . . . . . . . . . . .  $1,558,807   $1,626,637
  Cost of Sales. . . . . . . . . .    (877,368)    (914,415)
                                    -----------  -----------
  GROSS PROFIT . . . . . . . . . .     681,439      712,222

OPERATING EXPENSES - NOTE E
----------------------------------

  Professional Fees - Note G . . .  $   85,368   $   55,496
  Salaries . . . . . . . . . . . .     276,032      231,526
  Insurance. . . . . . . . . . . .      42,648       24,334
  Rent - Note H. . . . . . . . . .         850       20,800
  Telephone. . . . . . . . . . . .      12,011       12,424
  Utilities. . . . . . . . . . . .      23,555        2,739
  Repairs and Maintenance. . . . .      46,668       37,723
  Depreciation . . . . . . . . . .      42,000       29,510
  Supplies . . . . . . . . . . . .      84,447       78,829
  Advertising. . . . . . . . . . .      50,045       41,416
  Vehicle Expense. . . . . . . . .       6,465        6,262
  Taxes and Licenses . . . . . . .      40,775       61,639
  Commissions. . . . . . . . . . .         679       35,956
  Uniforms . . . . . . . . . . . .       5,306        3,553
  Other. . . . . . . . . . . . . .       1,888        1,439
                                    -----------  -----------
  TOTAL EXPENSES . . . . . . . . .     718,737      643,646
                                    -----------  -----------

    INCOME (LOSS) FROM
CONTINUING OPERATIONS. . . . . . .  $  (37,298)  $   68,576

OTHER INCOME AND EXPENSE
----------------------------------

Lawsuit Settlement Income - Note K      50,000            -
Rental Income - Note K . . . . . .      13,100            -
Interest Expense - Notes D, F. . .      (1,430)           -
Interest Income. . . . . . . . . .       3,341        8,132
                                    -----------  -----------




  See notes to consolidated audited financial statements and auditors' report.
  ----------------------------------------------------------------------------



                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================

                                        2001          2000
                                        ----          ----
NET INCOME BEFORE
INCOME TAX PROVISION                    $    27,713   $   76,708

    INCOME TAX PROVISION - NOTE J            (5,300)           -
                                        ------------  ----------

    NET INCOME                          $    22,413   $   76,708
                                        ============  ==========



NET INCOME PER COMMON SHARE
    BASIC & FULLY DILUTED . . . .       $      **     $      **
                                        ============  ===========


    WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                    11,621,166    7,445,279
                                        ============  ==========






**  Less  than  $.01.
---------------------















  See notes to consolidated audited financial statements and auditors' report.
  ----------------------------------------------------------------------------



                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================




                                   Common  Common     Additional    Retained
                                   Shares  Stock       Paid-in      Earnings
                                   (000's)  ($)        Capital     (Deficit)
---------------------------------  ------  ---------  ------------  --------

Balances, June 30, 1999 . . . . .   6,860  $   6,860  $    59,940   $  40,658

Issuance of common stock -
Note G. . . . . . . . . . . . . .     940  $     940  $   939,060           -

Distributions to stockholders -
Note E. . . . . . . . . . . . . .       -          -            -   $(131,100)

Retroactive restatement
(recapitalization) of equity due
to reverse acquisition of public
shell, and related splits- Note A
                                    2,553  $   2,553  $    (2,553)          -

Issuance of common stock for
services rendered - Note G. . . .   1,000  $   1,000  $    19,350           -

Net income for year . . . . . . .       -          -           -    $  76,708
                                   ------  ---------  ------------  ----------

Balances, June 30, 2000 . . . . .  11,353  $  11,353  $ 1,015,797   $ (13,734)

Distributions to stockholders -
Note J. . . . . . . . . . . . . .       -  $       -  $         -   $ (16,249)

Issuance of common stock to
officers - Note G . . . . . . . .     400  $     400  $    20,000           -

Issuance of common stock for
services rendered - Note G. . . .       4  $       4  $     8,000           -

Net income for year . . . . . . .       -          -           -    $  22,413
                                   ------  ---------  ------------  ----------

Balances, June 30, 2001 . . . . .  11,757  $  11,757  $ 1,043,797   $  (7,570)
                                   =======  ========= ===========   ==========





  See notes to consolidated audited financial statements and auditor's report.
  ----------------------------------------------------------------------------



                                  METWOOD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================


                                                                2001        2000
                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------
  Net income. . . . . . . . . . . . . . . . . . . . . . .  $  22,413   $  76,708
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . .     42,000      29,510
  Services exchanged for stock - Note G . . . . . . . . .     28,404      35,000
  Deferred income taxes - Note J. . . . . . . . . . . . .      3,810           -
(Increase) decrease in operating assets:
   Accounts receivable. . . . . . . . . . . . . . . . . .    (53,942)     12,528
   Inventory. . . . . . . . . . . . . . . . . . . . . . .    (57,290)     (5,943)
   Accrued interest receivable - Note E . . . . . . . . .      4,500      (4,500)
   Other current assets . . . . . . . . . . . . . . . . .          -       1,638
Increase in operating liabilities:
     Accounts payable, accrued expenses and taxes . . . .     15,521      35,535
                                                           ----------  ----------

  NET CASH PROVIDED BY
    OPERATING ACTIVITIES. . . . . . . . . . . . . . . . .      5,416     180,476
                                                           ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------
(Cash paid for) return of deposit . . . . . . . . . . . .      8,250      (8,250)
Expenditures for fixed assets . . . . . . . . . . . . . .   (113,091)   (397,634)
                                                           ----------  ----------

    NET CASH USED IN
    INVESTING ACTIVITIES. . . . . . . . . . . . . . . . .   (104,841)   (405,884)
                                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------
Proceeds from issuance of common stock - Note G . . . . .  $       -   $ 815,000
Incurrence of notes receivable from stockholders - Note E          -    (300,000)
Repayment of stockholders loans payable - Note D. . . . .          -    (156,892)
Distributions to stockholders - Note E, J . . . . . . . .    (16,249)   (131,100)
Borrowing of bank line of credit - Note F . . . . . . . .     50,000           -
                                                           ----------  ----------

    NET CASH PROVIDED BY
    FINANCING ACTIVITIES. . . . . . . . . . . . . . . . .     33,751     227,008
                                                           ----------  ----------





  See notes to consolidated audited financial statements and auditor's report.



                                  METWOOD, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================



                                                    2001       2000
                                                ---------  --------
  NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS . . . . . . . . . . . .  $(65,674)  $  1,600
                                                ---------  --------

Cash and cash equivalents, beginning of period  $ 91,598   $ 89,998
                                                ---------  --------

    CASH AND CASH EQUIVALENTS,
    END OF PERIOD. . . . . . . . . . . . . . .  $ 25,924   $ 91,598
                                                ========   ========

SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Issuance of common stock for purchase of
buildings and land - Note G. . . . . . . . . .  $      -   $100,000
                                                ========   ========

Issuance of common stock for services
       received - Note G . . . . . . . . . . .  $      -   $ 25,000
                                                =========  ========

Issuance of common stock for legal
       services received - Note G. . . . . . .  $      -   $ 10,000
                                                =========  ========

Exchange of note receivable from
       stockholders for fixed assets - Note E.  $300,000   $      -
                                                =========  =========

Issuance of common stock for consulting
       services received - Note G. . . . . . .  $ 28,404   $      -
                                                =========  =========






  See notes to consolidated audited financial statements and auditors' report.


                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Business  Activity - Metwood, Inc. (the Company) was organized under the laws of
------------------
the  State  of  Virginia  on  April  7,  1993.

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

Basis  of  Presentation  -  The financial statements included herein include the
-----------------------
accounts of the Metwood, Inc. on a consolidated basis, prepared under the accrual basis of accounting.


Accounts  Receivable  -  Accounts  receivable are charged to bad debt expense as
--------------------
they are deemed uncollectible based upon a periodic review of the accounts. No bad debt expense for the years ended June 30, 2001 and June 30, 2000 was recorded. At June 30, 2001, no allowance for doubtful accounts was deemed necessary.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. The Company performs ongoing credit evaluations of its customers.

Fixed  Assets  - Fixed assets are recorded at cost and include expenditures that
-------------
substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of fixed assets is calculated over the management prescribed recovery periods that range from 5 to 31 years.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT.)
-------------------------------------------------------------------

Long-Lived  Assets  -  In  accordance  with Financial Accounting Standards Board
------------------
Statement of Financial Accounting Standard No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of intangible assets and other long-lived assets is reviewed by management on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be impairment in the future, the Company will recognize the amount of the impairment based on discounted expected future cash flows from the impaired assets.

Cash  and  Cash  Equivalents - For purposes of the Statements of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue  Recognition- Revenue is recognized when goods are shipped and earned or
--------------------
when services are performed, provided collection of the resulting receivable is probable. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Further, no revenue is recognized unless collection of the applicable consideration is probable.

Income  Taxes  -  The  Company, with the consent of its stockholders, originally
-------------
elected to be taxed under the sections of the federal and state income tax laws which provide that, in lieu of corporation income taxes, the stockholders separately accounted for their pro rata share of the Company's items of income, deductions, losses and credits.

Effective on June 30, 2000, the Company lost its small business "S" corporation election due to the reverse merger with an unrelated publicly traded company. Therefore, these financial statements do not include any provision for corporate federal or state income taxes for the year ended June 30, 2000. See further explanation in this Note J below.




                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT.)
-------------------------------------------------------------------

Income  Taxes (Cont.) -Since the loss of the Company's "S" corporation election,
---------------------
income taxes are subsequently provided for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recognized for all temporary differences between financial reporting and tax bases of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion, or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Net  Income per Common Share - Statement of Financial Accounting Standard (SFAS)
----------------------------
No.128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the years presented. There were no adjustments required to net income for the year presented in the computation of diluted earnings per share.

Advertising Costs - Advertising costs are expensed as incurred. The Company does
-----------------
not incur any direct-response advertising costs. Advertising expense totaled $50,045 and $41,416 for the years ended June 30, 2001 and June 30, 2000, respectively.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the financial statements.

Inventory - Inventory, consisting of building parts and materials located in the
---------
vicinity of Roanoke, Virginia, is valued at the lower of cost or market using the first-in, first-out (FIFO) method.



                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT.)
-------------------------------------------------------------------

Concentration of Credit Risk - At times during the years ended June 30, 2001 and
----------------------------
June 30, 2000, the Company's cash on deposit with its bank exceeded federally insured limits. This presents a significant concentration of credit risk.

Fair  Value  of  Financial  Instruments  -  The carrying amounts reported in the
---------------------------------------
balance sheet for cash, accounts receivable, inventory, bank line of credit and accounts payable and accrued expenses approximate fair values based on the short-term maturity of these instruments.

Web  Site  Research  and Development - All costs incurred during the application
------------------------------------
development stage of web site research and development are capitalized. All training and application maintenance costs incurred during the post implementation (operation stage) are expensed. All upgrades and enhancements incurred during the post implementation (operations stage) are capitalized.

NOTE  B  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------------------

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company has adopted. The Statement, as deferred by FASB No. 137, is effective for fiscal years beginning after June 15, 2001 and establishes standards for accounting and reporting for derivative instruments and hedging activities. Statement of Financial Accounting Standards No. 133 and No. 137 do not currently impact the Company's financial statements as there are no derivative instrument holdings.

NOTE  C  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION
-------------------------------------------------

Supplemental disclosures of cash flow information for the years ended June 30, 2001 and June 30, 2000 are summarized as follows:

Cash  paid  during  the  years  for  interest  and  income taxes are as follows:

                                                  2001               2000
                                                 -----               ----

          Income  Taxes                         $      -          $     -
          Interest                              $  1,430          $     -




                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================

NOTE  D  -  STOCKHOLDERS  LOANS  PAYABLE
----------------------------------------

During the year ended June 30, 2000, the entire principal balance of stockholders loans payable was fully repaid with interest, at a rate of 9% per annum, forgiven by the officers and stockholders.

NOTE  E  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

The Company has contracted with a construction company related through common ownership whereby the Company utilizes the related party for construction related services. Total payments to the related party for the years ended June 30, 2001 and June 30, 2000 were $ -0- and $16,388, respectively. There are no amounts payable to the related party at June 30, 2001.

During the year ended June 30, 2000, the Company paid its majority stockholder and officer distributions of $99,020 and paid $32,080 to the remaining stockholders at such time. See footnote "A" for further description.

During the year ended June 30, 2001, the Company received $300,000, including interest thereto, worth of fair market value of certain services and related fixed assets consisting of machinery, equipment and building improvements from two of its stockholders and officers in exchange for full payment on its notes receivable from stockholders.

See Note G below for additional related party transactions pertaining strictly to the equity and operations of the Company.

NOTE  F  -  BANK  CREDIT  LINE
------------------------------

During the year ended June 30, 2001, the Company borrowed on a $150,000 bank line of credit in the amount of $50,000 including interest thereon. The bank credit line outstanding at June 30, 2001 is $50,000. The bank credit line available at June 30, 2001 is $100,000. The loan is payable on demand, bears interest at the rate of prime plus .50% per annum and is unsecured. The actual rate of interest in effect at June 30, 2001 was 7.50%.








                       METWOOD, INC. AND OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ===================================================

NOTE  G  -  EQUITY
------------------

During the year ended June 30, 2000, the Company purchased 8.124 acres of land and several buildings that is used as corporate office and warehouse space. The purchase price was $388,000 of which $288,000 was paid in cash and $100,000 worth of the Company's common stock was exchanged at a value of $1.00 per common share under the Company's Regulation D Private Placement.

In January of 2000, the Company, through a majority vote, changed its authorized common stock to 100,000,000 shares. No preferred shares were authorized.

In accordance with the June 30, 2000 plan of reorganization described in Note A, the Company issued 1,000,000 shares of its common stock in exchange for management and legal services received relating to the merger and reorganization.

During the year ended June 30, 2001, the Company originally issued unrelated subcontractors 95,000 common shares of the Company's stock for services that should have been rendered. These common shares of the Company were properly canceled due to non-performance reasons.

During the year ended June 30, 2001, the Company issued 4,000 common shares of the Company stock to unrelated parties in exchange for the fair market value of consulting services received in the amount of approximately $8,000.

During the year ended June 30, 2001, the Company also issued 400,000 common shares of the Company stock to its officers and stockholders in exchange for the fair market value of professional engineering and consulting services received in the amount of approximately $20,000.

NOTE  H  -  OPERATING  LEASE
----------------------------

The Company formerly leased its corporate office and warehouse facilities in Botetourt County, Virginia under a cancelable month-to-month industrial operating lease. The end of the lease term actually occurred in July 2000 with final payment made at such time. The Company terminated the lease by written notice. There are no future minimum annual commitments due to the month to month provisions of the lease and the Company terminated the operating lease upon relocating to another facility as explained in footnote G above. Rental payments and related expense for the years ending June 30, 2001 and June 30, 2000 were $850 and $20,800, respectively.



                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ---------------------------------------------------

NOTE  I  -  EARNINGS  PER  SHARE  (EPS)
---------------------------------------

Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise, or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the years presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share. The basic and diluted weighted average shares outstanding for the period for the years ended June 30, 2001 and June 30, 2000 are as follows:

                                           2001                2000
                                        -------               -----

Weighted  average  outstanding  common  shares  used
   for basic and diluted EPS           11,621,166         7,445,279
                                       ==========         ==========

NOTE  J  -  INCOME  TAXES
-------------------------

The  provision  for  income  taxes  consists  of:

                                          2001                2000
                                        -------               -----

Current:
   Federal                           $    1,064          $       -
   State                                    426                  -
                                       ---------        ----------
                                          1,490                  -
                                       =========       ===========


Deferred:
   Federal                           $    2,720          $       -
   State                                  1,090                  -
                                        --------      ------------
                                          3,810                  -
                                        ========      ============






                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
               ---------------------------------------------------


NOTE  J  -  INCOME  TAXES  (CONT)
---------------------------------

The effective income tax rate differed from the statutory federal income tax rate due to the following items:
                                                                           2001
                                                                           ----
     Income  tax  computed  at  the  federal  statutory  rate          $  1,490
     Non-deductible  services  paid  with  stock  -  Note  G             (3,764)
     Accelerated  depreciation                                            8,000
State  income  taxes                                                       (426)
                                                                      ----------
Total  effective  income  taxes                                        $  5,300
                                                                         =======

During the year ended June 30, 2001, the Company paid $16,249 in former "S" Corporation distributions to its shareholders. See Note A herein for discussion on the termination of its "S" election.

No income tax provision is necessary for the year ended June 30, 2000 because the portion of time applicable to the short period in which the Company became a "C" Corporation resulted in a loss. See Note A herein for discussion on the termination of its "S" election.

NOTE  K  -  OTHER  INCOME
-------------------------

During the year ended June 30, 2001, the Company received $13,100 of income from the rental of a portion of its warehouses to an unrelated third party.

During the year ended June 30, 2001, the Company received non-recurring income in the amount of $50,000 pertaining to a settlement of a lawsuit in which the Company was the plaintiff.


Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

NONE.

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Identification  of  Directors  and  Executive  Officers
-------------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending June 30, 2001 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name          Position  and  background
----          -------------------------

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

Shawn  A.  Callahan     Secretary/Treasurer,  Plant  Manager

Education:  B.S.  Computer  Science,  1996,  Virginia  Military  Institute

B.S.  Mathematics,  1996,  Virginia  Military  Institute

Experience: Since starting with Metwood, Inc. in May 1996, Mr. Callahan has played a major role in the restructure of the company, increasing production, improving efficiency, and developing computer aids for the company.

Term  of  Office
----------------

The term of office of the current directors shall continue until new directors are elected or appointed.


Family  Relationships
---------------------

Robert  (Mike)  Callahan  is  the  father  of  Shawn  Callahan.

Involvement  in  Certain  Legal  Proceedings
--------------------------------------------

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

Compliance  with  Section  16(a)  of  the  Exchange  Act
--------------------------------------------------------

No director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities for the dates covered by this report since the date of filing their respective Form 3 reports.

Item  10.  Executive  Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer and President of the Company.



Summary  Compensation  Table


              Other    Restricted    Restricted
Name and . .  Fiscal   Annual        Compen-      Stock    LTIP     Stock
 Position. .  Year     Salary        Bonuses      sation   Awards   Options   Bonuses
------------  -------  ------------  -----------  -------  -------  --------  -------
                  (1)           (2)      (3) (7)      (4)      (5)       (6)
              -------  ------------  -----------  -------  -------  --------
Michael
Callahan,. .    2001   $   100,000          -0-      -0-      -0-       -0-       -0-
President. .    2000   $   100,000          -0-      -0-      -0-       -0-       -0-
& Director .    1999   $    24,000          -0-      -0-      -0-       -0-       -0-
------------  -------  ------------  -----------  -------  -------  --------  -------
Ronald
Shiflett,. .    2001   $       -0-          -0-      -0-      -0-       -0-       -0-
V.P.&. . . .    2000   $       -0-          -0-      -0-      -0-       -0-       -0-
Director . .    1999   $       -0-          -0-      -0-      -0-       -0-       -0-
------------  -------  ------------  -----------  -------  -------  --------  -------
Shawn
Callahan,. .    2001   $    54,000          -0-      -0-      -0-       -0-       -0-
Secretary, .    2000   $    44,000          -0-      -0-      -0-       -0-       -0-
Treas., Dir.    1999   $    36,000          -0-      -0-      -0-       -0-       -0-
------------  -------  ------------  -----------  -------  -------  --------  -------




(1) The dollar value of base salary (cash and non-cash) received. Information on the stock-based compensation can be found in the accompanying audited financial statements.

(2)     The  dollar  value  of  bonus  (cash  and  non-cash)  received.

(3) During the periods covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the periods covered by the Summary Compensation Table, the Company did not make any award of restricted stock.

(5)     The  Company  has  had  no  stock  option  plans.

(6)     The  Company  currently  has  no  Restricted  Stock  Bonus  Plans.

(7)     No  other  compensation



No member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.


Compensation  of  Directors
---------------------------

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

Termination  of  Employment  and  Change  of  Control  Arrangement
------------------------------------------------------------------

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

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     (a)  Security  Ownership  of  Certain  Beneficial  Owners

   The following Table sets forth the shares held by those persons who own more than five percent of Metwood's common stock as of September 24, 2001, based upon 11,757,883 shares outstanding.


                     Name  and  address  of
Title  of  Class     beneficial  owner      Number  of  shares  Percent of class
----------------     -----------------     ------------------  ----------------


Common               Robert  ('Mike')  Callahan      3,866,665  (1)        32.8%
                     819  Naff  Road
                     Boones  Mill,  VA  24065

Common               Ronald  Shiflett                2,251,282             19.1%
                     819  Naff  Road
                     Boones  Mill,  VA  24065

Common               Shawn  Callahan                 1,032,050              8.8%
                     819  Naff  Road
                     Boones  Mill,  VA  24065

(1)  Includes  direct  and  indirect  interests.

(b)  Security  Ownership  of  Management

     The following table sets forth the shares held by Metwood directors and officers as of September 24, 2001.

                     Name  and  address  of
Title  of  Class     beneficial  owner     Number  of  shares   Percent of class
----------------     -----------------     ------------------   ----------------


Common              Robert  ('Mike')  Callahan       3,866,665  (1)        32.8%
                    819  Naff  Road
                    Boones  Mill,  VA  24065

Common              Ronald  Shiflett                 2,251,282             19.1%
                    819  Naff  Road
                    Boones  Mill,  VA  24065

Common              Shawn  Callahan                  1,032,050              8.8%
                    819  Naff  Road
                    Boones  Mill,  VA  24065

Ownership  of  shares  by  directors  and  officers of Metwood as a group: 60.7%

(1)  Includes  direct  and  indirect  interests.

     (c)  Changes  in  Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item  12.  Certain  relationships  and  Related  Transactions

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

The Company has contracted with a construction company related through common ownership whereby the Company utilizes the related party for construction related services. Total payments to the related party for the years ended June 30, 2001 and June 30, 2000 were $ -0- and $16,388, respectively. There are no amounts payable to the related party at June 30, 2001.

During the year ended June 30, 2000, the Company paid its majority stockholder and officer distributions of $99,020 and paid $32,080 to the remaining stockholders at such time.

During the year ended June 30, 2001, the Company received $300,000, including interest thereto, worth of fair market value of certain services and related fixed assets consisting of machinery, equipment and building improvements from two of its stockholders and officers in exchange for full payment on its notes receivable from stockholders.

See footnotes 'A' and 'G' in the attached financial statements for the year ended June 30, 2001 for further explanations on the circumstances surrounding these transactions.


Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
1.  The  following financial statements of Metwood are included in Part II, Item
7:
Independent  Auditors'  Report                         19-20
Balance  Sheet  -  June  30,  2001                        21
Statements  of  Income  -  Years  Ended
     June  30,  2001  and  2000                           22
Statements  of  Cash  Flows  -  Years  Ended
     June  30,  2001  and  2000                           23
Statements  of  Stockholders'  Equity  -  Years  Ended
     June  30,  2001  and  2000                           24
Notes  to  Financial  Statements                       25-31

          2.  Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 3 of Form 8-K as amended filed August 11, 2001.

23.  Consent  of  Auditors

(b)  Reports  on  Form  8-K
No  Form  8-K  was  filed  during  the  fourth  quarter.










                             SIGNATURE PAGE FOLLOWS
                             ----------------------





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 METWOOD,  INC.

Date:  September  24,  2001           By:  /s/  Robert  ('Mike')  Callahan
                                      ------------------------------------
                                      Robert  ('Mike')  Callahan
                                      President  and  Director

Date:  September  24,  2001           By:  /s/  Ronald  Shiflet
                                      -------------------------
                                      Ronald  Shiflett
                                      Vice-President  and  Director

Date:  September  24,  2001           By:  /s/  Shawn  Callahan
                                      -------------------------
                                      Shawn  Callahan
                                      Secretary,  Treasurer  and  Director