Form 10QSB
period 2001-09-30
METWOOD INC
filed 2001-11-09
CIK 32567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 9, 2001: 11,757,883




<PAGE 1>






                                    METWOOD, INC. & SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001

                                                                 (Unaudited)
ASSETS                                                        September 30, 2001    June 30, 2001
-----------------------------------------------------------   ------------------------------------
CURRENT ASSETS:
-----------------------------------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . .  $            49,674   $       25,924
Accounts receivable . . . . . . . . . . . . . . . . . . . .              173,136          158,113
Inventory . . . . . . . . . . . . . . . . . . . . . . . . .              142,937          142,031
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .              365,747          326,068
                                                             --------------------  ---------------

PROPERTY, PLANT, AND EQUIPMENT:
-----------------------------------------------------------
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .               88,000           88,000
Buildings and improvements. . . . . . . . . . . . . . . . .              631,536          631,536
Machinery and equipment . . . . . . . . . . . . . . . . . .              297,120          284,296
Accumulated depreciation. . . . . . . . . . . . . . . . . .             (140,032)        (125,032)
NET PROPERTY, PLANT, AND EQUIPMENT. . . . . . . . . . . . .              876,624          878,800
                                                             --------------------  ---------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $         1,242,371   $    1,204,868
                                                             --------------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . .  $            60,255   $      103,074
Bank line of credit . . . . . . . . . . . . . . . . . . . .               80,000           50,000
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .              140,255          153,074

LONG-TERM LIABILITIES
-----------------------------------------------------------
Deferred income tax liability . . . . . . . . . . . . . . .                3,810            3,810

STOCKHOLDERS' EQUITY
-----------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares
authorized; 11,757,883 issued and outstanding at September
 30, 2001 and June 30, 2001). . . . . . . . . . . . . . . .               11,757           11,757
Additional paid in capital. . . . . . . . . . . . . . . . .            1,043,797        1,043,797
Retained earnings (deficit) . . . . . . . . . . . . . . . .               42,752           (7,570)
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . .            1,098,306        1,047,984
                                                             --------------------  ---------------
   TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . .  $         1,242,371   $    1,204,868
                                                             --------------------  ---------------




                 See accompanying notes to financial statements
                 ----------------------------------------------
                                    <Page 2>
                                    --------




                           METWOOD, INC. & SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                   Three                 Three
                                Months Ended          Months Ended
                             September 30, 2001    September 30, 2000
                             -----------------------------------------
REVENUES:
--------------------------
Sales. . . . . . . . . . .  $           438,141   $           386,741
Cost of Sales. . . . . . .             (241,173)             (226,904)
                            --------------------  --------------------
GROSS PROFIT . . . . . . .              196,968               159,837
                            --------------------  --------------------

EXPENSES:
--------------------------
Salaries and wages . . . .               69,469                64,125
Payroll taxes. . . . . . .                9,703                 9,820
Rent . . . . . . . . . . .                  -0-                   850
Utilities. . . . . . . . .                1,472                 5,233
Telephone. . . . . . . . .                5,372                 3,501
Depreciation . . . . . . .               15,000                 9,000
Supplies . . . . . . . . .               10,419                16,769
Repairs & maintenance. . .               10,931                 9,766
Advertising. . . . . . . .                8,915                17,922
Employee benefit programs.                5,066                 4,102
Insurance. . . . . . . . .                4,137                 9,183
Professional fees. . . . .                4,547                 2,018
Miscellaneous expenses . .                1,432                   547
Vehicle expenses . . . . .                1,445                   588
TOTAL EXPENSES . . . . . .              147,908               153,424
                            --------------------  --------------------

OPERATING INCOME (LOSS). .  $            49,060   $             6,413
                            --------------------  --------------------
Other Income (Expense) . .                1,262                16,052
                            --------------------  --------------------
NET INCOME . . . . . . . .  $            50,322   $            22,465
                            --------------------  --------------------
  Net Income per Share -
  basic and fully diluted.  $                **   $                **
                            --------------------  --------------------
  Weighted Average Shares.           11,757,883            10,717,745
                            ====================  ====================

** Less than $.01



                 See accompanying notes to financial statements
                 ----------------------------------------------
                                    <Page 3>
                                    --------




                                  METWOOD, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                            2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 50,322   $ 22,465
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,000      9,000
Common stock issued for rounding of fractional shares under stick split.       -0-         79
(Increase) decrease in operating assets:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,023)   (63,584)
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (906)   (21,764)
Increase (decrease) in accounts payable and accrued expenses . . . . . .   (42,819)    27,466
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .     6,574    (26,338)
                                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------
Expenditures for building improvements . . . . . . . . . . . . . . . . .       -0-    (14,638)
Expenditures for equipment . . . . . . . . . . . . . . . . . . . . . . .   (12,824)   (36,117)
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . .   (12,824)   (50,755)
                                                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------
Proceeds from bank line of credit. . . . . . . . . . . . . . . . . . . .    30,000        -0-
NET CASH PROVIDED FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .    30,000        -0-
                                                                          ---------  ---------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . .    23,750    (77,093)
                                                                          ---------  ---------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR. . . . . . . . . . . . . . . . . . . . . . . . . .    25,924     91,598
                                                                          ---------  ---------
END OF THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 49,674   $ 14,505
                                                                          ---------  ---------







                 See accompanying notes to financial statements
                 ----------------------------------------------
                                    <Page 4>
                                    --------


                           METWOOD, INC. & SUBSIDIARY
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         September 30, 2001 (UNAUDITED)
                         ------------------------------


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2001, the results of operations for the three month periods ended September 30, 2001 and 2000, and cash flows for the three months ended September 30, 2001 and 2000. The results for the period ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  per  share:

                         For the three months ended
                                September 30,
BASIC  &  DILUTED*            2001          2000
------------------          ------          ----

Net  income               $  50,322     $  22,465

Less- preferred stock dividends --             --
                         -------------  ------------
Net  income               $  50,322     $  22,465

Weighted average number
of common shares         11,757,883    10,717,745
                      -------------    ------------
Basic & diluted earnings per share
                          $     **      $     **
                          ========       ========

*There were no common stock equivalents for either period presented. ** Less than $.01


<PAGE 5>

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

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



<PAGE 6>

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

Competition
-----------

Nationally, there are over one hundred manufacturers of the types of products produced by the Company. Approximately 10% of these manufacturers capture approximately 80% of the market for these products. In addition, most of these manufacturers are better financed than the Company, and therefore better poised for market retention and expansion. The majority of these manufacturers, however, are using wood-only products, or products without metal reinforcement. The Company has identified only one other manufacturer in the western U.S. that manufacturers a similar wood-metal floor truss to that of the Company. The Company holds four separate patents on its products (see Patents section, below) that are unique only to the Company. The Company intends to continue to expand its wholesale marketing of its unique products to companies such as Lowe's and Home Depot, and to license the Company's technology and products, to increase its distribution outside of Virginia, North Carolina and the South.


<PAGE 7>

Sources and availability of raw materials and the names of principal suppliers
------------------------------------------------------------------------------

All of the raw materials used by the Company are readily available on the market from numerous suppliers. The light gage metal used by the Company is supplied primarily by Dietrich Industries. The Company's main sources of lumber are Unimast, Lowe's and 84 Lumber Company. Co-Steel supplies the majority of the Company's rebar supply. Because of the number of suppliers available to the Company, its decision in purchasing materials is dictated primarily by price, and secondarily by availability. The Company does not anticipate a lack of supply to ever effect its production, but rather a shortage may cause the Company to pass on higher materials prices to its buyers.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or
-----------------------------------------------------------------------------
labor contracts, including duration
-----------------------------------

     The Company has four U.S. Patents:

     U.S. Patent No. 5,519,977, Joist Reinforcing Bracket, for a bracket that reinforces wooden joists provided with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit. The Company recently had an independent appraisal done on this patent that is valued at $7.4 million.

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

     U.S. Patent No. 5,921,053, Internally Reinforced Girder with pierce-able nonmetal components, for a girder that includes a pair of c-shaped members secured together so as to form a hollow box, which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples. The Company recently had an independent appraisal done on this patent that is valued at $13.8 million.

The Company also has a patent pending on a modification of the floor joist patch kit. The Company expects that this patent will be granted from the U.S. Patent Office within the next twelve months.

 Each of these patents was originally issued to the inventors and Company founders, Robert (Mike) Callahan and Ronald B. Shiflett, who assigned these patents to the Company.

<PAGE 8>
Need for any government approval of principal products or services
------------------------------------------------------------------

The Company's products must either be sold with their engineer's seal or Bureau Officials Code Association (BOCA) must approve them. Once BOCA approval is obtained, the products can be used in all 50 states. The Company's floor joist patch kit received BOCA approval during April of 2001. The Company expects this to greatly assist in the uniform acceptability of the Company's products as it expands to new markets.

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

The Company has approximately twenty-three employees, all of which are full-time.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had net income of $50,322 for the three months ended September 30, 2001, versus net income of $22,465 for the same period ended September 30, 2000, an increase of $27,857. The change in net income for the period was primarily attributable to an increase in product sales of $51,400 and an increase in gross profit of $37,131 while maintaining approximately the same level of operating expenses.

Sales

Revenues were $438,141 for the three months ended September 30, 2001, versus $386,741 for the three months ended September 30, 2000, an increase of $51,400 or 13%. The increase in sales for the first three months was primarily due to the Company's aggressive marketing campaign and growing brand awareness. Average selling prices and gross margins remained fairly constant.

Expenses

Total expenses were $147,908 for the three months ended September 30, 2001, versus $153,424 for the three months ending September 30, 2000, a decrease of $5,516 or 4%. Notable differences were as follows:
     Depreciation increased $6,000 due to an increase in building improvements and equipment purchases.
     Supplies decreased $6,350 over the same quarter last year as 2000's totals included the change in office location.

<PAGE 9>

     Advertising decreased $9,002 as the Company has used more target marketing and is building a brand awareness in the community.

Liquidity  and  Capital  Resources

On September 30, 2001, the Company had cash of $49,674 and working capital of $225,492. This compares with cash of $14,505 and working capital of $178,246 at September 30, 2000. The increase in working capital was due to an increase in cash and accounts receivable, somewhat offset by the increase in the bank credit line.

Net cash provided by operating activities was $6,574 for the three months ended September 30, 2001 as compared with net cash used in operating activities of $26,338 for the three months ended September 30, 2000. The difference was primarily attributable to an increase in net income, a decrease in accounts receivable, partially offset by a decrease in accounts payable of $42,819.

Net cash used in investing activities was $12,824 for the three months ended September 30, 2001 as compared with net cash used of $50,755 during the same period ended September 30, 2000. The Company purchased more items of new equipment and made capital improvements to its building during the three months ended September 30, 2000.

Cash provided by financing activities totaled $30,000 for the three months ended September 30, 2001 as compared with net cash provided by financing activities of $-0- for the three months ended September 30, 2000. The difference in cash provided by financing activities was due to proceeds from a bank credit line that bears interest at a variable rate of prime plus 2%.


PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.
<PAGE 10>

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
-----------

None.


b) Reports on Form 8-K
----------------------

None.



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              /s/ Robert 'Mike' Callahan
                              --------------------------
Date:  November 9, 2001       Robert 'Mike' Callahan
                              Chief Executive Officer

















<PAGE 11>