Form 10QSB
period 2001-12-31
METWOOD INC
filed 2002-02-14
CIK 32567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of February 4, 2002: 11,842,549




<PAGE 1>





                                METWOOD, INC. & SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31, 2001 AND JUNE 30, 2001


                                                          (Unaudited)
ASSETS                                                 December 31, 2001    June 30, 2001
----------------------------------------------------
CURRENT ASSETS:
----------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . .  $           33,602   $       25,924
Accounts receivable. . . . . . . . . . . . . . . . .             179,919          158,113
Inventory. . . . . . . . . . . . . . . . . . . . . .             191,405          142,031
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . .             404,926          326,068
                                                      -------------------  ---------------

PROPERTY, PLANT, AND EQUIPMENT:
----------------------------------------------------
Land . . . . . . . . . . . . . . . . . . . . . . . .             177,000           88,000
Buildings and improvements . . . . . . . . . . . . .             634,798          631,536
Machinery and equipment. . . . . . . . . . . . . . .             325,409          284,296
Accumulated depreciation . . . . . . . . . . . . . .            (155,032)        (125,032)
NET PROPERTY, PLANT, AND EQUIPMENT . . . . . . . . .             982,175          878,800
                                                      -------------------  ---------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $        1,387,101   $    1,204,868
                                                      -------------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------

CURRENT LIABILITIES
----------------------------------------------------
Accounts payable and accrued expenses. . . . . . . .  $          110,396   $      103,074
Bank line of credit. . . . . . . . . . . . . . . . .             150,000           50,000
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .             260,396          153,074
                                                      -------------------  ---------------
LONG-TERM LIABILITIES
----------------------------------------------------
Deferred income tax liability. . . . . . . . . . . .               6,080            3,810
                                                      -------------------  ---------------
STOCKHOLDERS' EQUITY
----------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares
authorized; 11,842,549 and 11,757,883 issued and
outstanding at December 31, 2001 and June 30, 2001,
respectively). . . . . . . . . . . . . . . . . . . .              11,843           11,757
Additional paid in capital . . . . . . . . . . . . .           1,058,711        1,043,797
Retained earnings (deficit). . . . . . . . . . . . .              50,071           (7,570)
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . .           1,120,625        1,047,984
                                                      -------------------  ---------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .  $        1,387,101   $    1,204,868
                                                      -------------------  ---------------


                 See accompanying notes to financial statements
<Page 2>


                                          METWOOD, INC. & SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                            Three                Three               Six                  Six
                            Months Ended         Months Ended        Months Ended         Months Ended
                            December 31, 2001    December 31 2000    December 31, 2001    December 31, 2000
REVENUES:
--------------------------
Sales. . . . . . . . . . .  $          396,098   $         376,428   $          834,239   $          763,170
Cost of Sales. . . . . . .            (156,963)           (230,696)            (398,136)            (457,600)
GROSS PROFIT . . . . . . .             239,135             145,732              436,103              305,570
                            -------------------  ------------------  -------------------  -------------------

EXPENSES:
--------------------------
Salaries and wages . . . .              91,841              68,077              161,310              132,192
Payroll taxes. . . . . . .               9,537               8,912               19,240               18,732
Rent . . . . . . . . . . .                 -0-                 -0-                  -0-                  850
Utilities. . . . . . . . .               2,739               5,555                4,210               10,788
Telephone. . . . . . . . .               3,541               3,082                8,913                6,584
Depreciation . . . . . . .              15,000               9,000               30,000               18,000
Supplies . . . . . . . . .              17,083              23,072               27,503               39,849
Repairs & maintenance. . .              13,700              12,102               24,631               21,868
Advertising. . . . . . . .              22,770              13,943               31,685               31,865
Employee benefits. . . . .               6,473               4,507               11,950                8,608
Insurance. . . . . . . . .              14,029               6,096               18,258               15,279
Professional fees. . . . .              12,530              10,817               17,077               12,834
Miscellaneous expenses . .               6,420                 870                7,349                1,343
Vehicle expenses . . . . .               1,053               2,768                2,498                3,356
TOTAL EXPENSES . . . . . .             216,716             168,801              364,624              322,148
                            -------------------  ------------------  -------------------  -------------------

OPERATING
INCOME (LOSS). . . . . . .  $           22,419   $         (23,069)  $           71,479   $          (16,578)
                            -------------------  ------------------  -------------------  -------------------
Other Income (Expense) . .             (15,099)             58,456              (13,837)              74,509
                            -------------------  ------------------  -------------------  -------------------
NET INCOME . . . . . . . .  $            7,320   $          35,387   $           57,642   $           57,931
                            -------------------  ------------------  -------------------  -------------------
  Net Income per Share -
  basic and fully diluted.  $               **   $              **   $               **   $             0.01
                            -------------------  ------------------  -------------------  -------------------
  Weighted Average Shares.          11,786,105          11,832,883           11,771,994           11,445,010
                            ===================  ==================  ===================  ===================

** Less than $.01




                 See accompanying notes to financial statements
<Page 3>






                                   METWOOD, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                             2001       2000
                                                                          ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  57,642   $ 57,931
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30,000     18,000
Common stock issued for rounding of fractional shares under stock split.        -0-         79
Common stock issued for equipment. . . . . . . . . . . . . . . . . . . .     15,000        400
(Increase) decrease in operating assets:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .    (21,806)   (52,136)
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (49,374)   (34,418)
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-      8,250
Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .      7,322    (13,725)
  Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . .      2,270        -0-
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .     41,054    (15,619)
                                                                          ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------
Expenditures for building and improvements . . . . . . . . . . . . . . .    (92,263)   (17,480)
Expenditures for equipment . . . . . . . . . . . . . . . . . . . . . . .    (41,113)   (53,677)
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . .   (133,376)   (71,157)
                                                                          ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------
Proceeds from bank line of credit. . . . . . . . . . . . . . . . . . . .    100,000        -0-
NET CASH PROVIDED FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .    100,000        -0-
                                                                          ----------  ---------
        NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . .      7,678    (86,776)
                                                                          ----------  ---------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR. . . . . . . . . . . . . . . . . . . . . . . . . .     25,924     91,598
                                                                          ----------  ---------
END OF THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  33,602   $  4,822
                                                                          ----------  ---------
SUPPLEMENTARY CASH FLOW INFORMATION
------------------------------------------------------------------------
OF NON-CASH FINANCING:
------------------------------------------------------------------------
Common stock issued for equipment. . . . . . . . . . . . . . . . . . . .  $  15,000   $    400
                                                                          ----------  ---------








                 See accompanying notes to financial statements
<Page 4>


                           METWOOD, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2001 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 31, 2001, the results of operations for the three and six month periods ended December 31, 2001 and 2000, and cash flows for the six months ended December 31, 2001 and 2000. The results for the period ended December 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  per  share:

                         For the three months ended     For the six months ended
                                 December 31,                 December 31,
BASIC  &  DILUTED*            2001          2000          2001          2000
------------------          ------          ----          ----          ----

Net  income                    $  7,320     $  35,387     $  57,642     $ 57,931

Less- preferred stock dividends     --            --           --         --
                           -----------------------------------------------------
Net  income                    $  7,320     $  35,387     $  57,642     $ 57,931
                           -----------------------------------------------------
Weighted average number
of common shares               11,756,550   11,832,883    11,772,216  11,445,010
                           -----------------------------------------------------
Basic & diluted earnings per share $  **    $     **      $     **      $   .01
                           =====================================================
*There were no common stock equivalents for either period presented.
** Less than $.01


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

Its primary products and services are:

     Girders and headers
     Floor joists
     Floor joist patch kits
     Roof and floor trusses
     Garage, deck and porch kits
     Garage and post and beam buildings
     Engineering, design and custom building services

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

Seasonality of market
---------------------

The Company's sales are subject to seasonal impacts, as its products are used in residential and commercial construction projects, which tend to be at a higher building rate in Virginia and North Carolina between the months of March and October. Accordingly, the Company's sales are greater in its fourth and first quarters. The Company builds an inventory of its products throughout the winter and spring to support this sales season.

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


<PAGE 7>

Sources and availability of raw materials and the names of principal suppliers
------------------------------------------------------------------------------

All of the raw materials used by the Company are readily available on the market from numerous suppliers. The light gage metal used by the Company is supplied primarily by Dietrich Industries. The Company's main sources of lumber are Unimast, Lowe's and 84 Lumber Company. Co-Steel supplies the majority of the Company's rebar supply. Because of the number of suppliers available to the Company, its decision in purchasing materials is dictated primarily by price, and secondarily by availability. The Company does not anticipate a lack of supply to ever affect its production, but rather a shortage may cause the Company to pass on higher materials prices to its buyers.

Dependence on one or a few major customers
------------------------------------------

 Presently the Company does not have a customer, the loss of which would have a substantial impact on the Company's operations. As the Company continues to expand its wholesale sales to purchasers such as Lowe's and Home Depot, a substantial impact would be more likely should such a customer be lost.

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

 Each of these patents was originally issued to the inventors and Company founders, Robert (Mike) Callahan and Ronald B. Shiflett, who licensed these patents to the Company.


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

The Company has approximately twenty employees, all of whom are full-time.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had net income of $7,320 for the three months ended December 31, 2001, versus net income of $35,387 for the same period ended December 31, 2000, a decrease of $28,067. The change in net income for the period was primarily attributable to other income of $50,000 during the three months ended December 31, 2000 resulting from a successful legal settlement relating the Company's intellectual property.

The Company had net income of $57,642 for the six months ended December 31, 2001 versus $57,931 during the same period in 2000. The Company realized an increase in operating income of $88,057 for the first six months of this year, the majority of which was offset by a decrease in other income of $88,346 from the 2000 intellectual property settlement. The Company will attempt to increase net income for fiscal year 2002 by increasing sales while maintaining or decreasing operating expenses.

Sales

Revenues were $396,098 for the three months ended December 31, 2001, versus $376,428 for the three months ended December 31, 2000, an increase of $19,670 or 5%. Revenues for the six months ended December 31, 2001 were $834,239 versus
$763,170 for the same prior year period, an increase of $71,069 or 9%. The increases in sales for the periods were primarily due to the Company's aggressive marketing campaign and growing brand awareness. Average selling prices and gross margins remained fairly constant.


<PAGE 9>

Expenses

Total expenses were $216,716 for the three months ended December 31, 2001, versus $168,801 for the three months ending December 31, 2000, an increase of $47,915 or 28%. Notable differences were as follows:
     Depreciation increased $6,000 due to an increase in building improvements and equipment purchases.
     Salaries and wages increased $23,764 over the same quarter last year as the Company has hired additional staff to advance the Company's products.
     Advertising increased $8,827 as the Company has used a more aggressive marketing strategy and is building brand awareness in the community.

Liquidity  and  Capital  Resources

On December 31, 2001, the Company had cash of $33,602 and working capital of $144,530. This compares with cash of $4,822 and working capital of $152,101 at December 31, 2000. The decrease in working capital was due to an increase in the bank line of credit of $100,000, somewhat offset by the increase in accounts receivable and inventory.

Net cash provided by operating activities was $41,054 for the six months ended December 31, 2001 as compared with net cash used in operating activities of $15,619 for the six months ended December 31, 2000. The difference was primarily attributable to an increase in depreciation (a non-cash expense) of $12,000 and stock issued for equipment of $15,000.

Net cash used in investing activities was $133,376 for the six months ended December, 2001 as compared with net cash used of $71,157 during the same period ended December 31, 2000. Cash flows used in investing activities for this period primarily included building improvement and an acquisition of a five-acre tract of land adjacent to the Company headquarters for $3,263 and $89,000, respectively.

Cash provided by financing activities totaled $100,000 for the six months ended December 31, 2001 as compared with net cash provided by financing activities of $-0- for the six months ended December 31, 2000. The difference in cash provided by financing activities was due to proceeds from a bank credit line that bears interest at a variable rate of prime plus .5%.









              --The rest of this page is left intentionally blank--



<PAGE 10>

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


                              /s/ Annette G. Mariano
                              ----------------------
Date:  February 4, 2002        Annette G. Mariano
                               Chief Financial Officer



<PAGE 11>