Form 10QSB
period 2002-03-31
METWOOD INC
filed 2002-05-20
CIK 32567

-12-

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 15, 2002: 11,842,549









                           METWOOD, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2002 AND JUNE 30, 2001

                                                 (Unaudited)
                ASSETS                          March 31, 2002 June 30, 2001
                ------
CURRENT ASSETS:
--------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . .  $   15,472   $   25,924
Accounts receivable. . . . . . . . . . . . . . . .     218,236      158,113
Prepaid expenses . . . . . . . . . . . . . . . . .      11,376          -0-
Inventory. . . . . . . . . . . . . . . . . . . . .     232,268      142,031
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .     477,352      326,068
                                                    -----------  -----------

PROPERTY, PLANT, AND EQUIPMENT:
--------------------------------------------------
Land . . . . . . . . . . . . . . . . . . . . . . .     177,000       88,000
Buildings and improvements . . . . . . . . . . . .     656,201      631,536
Machinery and equipment. . . . . . . . . . . . . .     325,409      284,296
Accumulated depreciation . . . . . . . . . . . . .    (177,133)    (125,032)
NET PROPERTY, PLANT, AND EQUIPMENT . . . . . . . .     981,477      878,800
                                                    -----------  -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . .  $1,458,829   $1,204,868
                                                    -----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------

CURRENT LIABILITIES
--------------------------------------------------
Accounts payable and accrued expenses. . . . . . .  $  148,426   $  103,074
Bank line of credit. . . . . . . . . . . . . . . .     190,153       50,000
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .     338,579      153,074
                                                    -----------  -----------
LONG-TERM LIABILITIES
--------------------------------------------------
Deferred income tax liability. . . . . . . . . . .      15,638        3,810
                                                    -----------  -----------
STOCKHOLDERS' EQUITY
--------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares
authorized; 11,842,549 and 11,757,883 issued and
outstanding at March 31, 2002 and June 30, 2001,
respectively). . . . . . . . . . . . . . . . . . .      11,843       11,757
Additional paid in capital . . . . . . . . . . . .   1,058,711    1,043,797
Retained earnings (deficit). . . . . . . . . . . .      34,058       (7,570)
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .   1,104,612    1,047,984
                                                    -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . .  $1,458,829   $1,204,868
                                                    -----------  -----------



                 See accompanying notes to financial statements


                                       METWOOD, INC. & SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                       Three             Three              Nine              Nine
                                    Months Ended      Months Ended      Months Ended      Months Ended
                                  March 31, 2002    March 31, 2001    March 31, 2002    March 31, 2001
REVENUES:
--------------------------------
Sales. . . . . . . . . . . . . .  $       404,839   $       394,559   $     1,239,078   $     1,180,334
Cost of Sales. . . . . . . . . .         (216,826)         (216,029)         (631,983)         (673,629)
                                  ----------------  ----------------  ----------------  ----------------
GROSS PROFIT . . . . . . . . . .          188,013           178,530           607,095           506,705
                                  ----------------  ----------------  ----------------  ----------------

EXPENSES:
--------------------------------
Salaries and wages . . . . . . .           85,954            69,183           247,264           201,375
Payroll taxes. . . . . . . . . .           10,236            10,129            29,476            28,861
Consulting . . . . . . . . . . .              -0-            46,500               -0-            46,500
Rent . . . . . . . . . . . . . .              -0-               -0-               -0-               850
Utilities. . . . . . . . . . . .            2,888             8,167             7,098            18,955
Telephone. . . . . . . . . . . .            6,977             1,824            15,890             8,408
Depreciation . . . . . . . . . .           22,101            12,000            52,101            30,000
Office expense and supplies. . .           19,143            32,973            32,402            70,037
Repairs and maintenance. . . . .            5,403            13,294            30,034            35,162
Advertising. . . . . . . . . . .           10,618             6,407            42,303            38,272
Employee benefit programs. . . .            9,996             4,633            20,915            16,027
Insurance. . . . . . . . . . . .              759             6,583            19,016            21,862
Investor relations . . . . . . .            6,275               -0-             6,275               -0-
Professional fees. . . . . . . .           10,736             6,432            27,813            19,266
Taxes and licenses . . . . . . .            3,396               -0-             8,923               -0-
Travel and entertainment . . . .            2,082               -0-             2,082               -0-
Miscellaneous expenses . . . . .              -0-               900                75             1,842
Vehicle expenses . . . . . . . .            9,348               845            11,847             4,201
                                  ----------------  ----------------  ----------------  ----------------
TOTAL EXPENSES . . . . . . . . .          205,912           219,870           553,514           541,618
                                  ----------------  ----------------  ----------------  ----------------

OPERATING INCOME (LOSS). . . . .  $       (17,899)  $       (41,340)  $        53,581   $       (34,913)

Other Income (Expense) . . . . .            1,885             9,172           (11,953)           61,075

NET INCOME (LOSS). . . . . . . .  $       (16,014)  $       (32,168)  $        41,628   $        26,162
                                  ================  ================  ================  ================
  Net income (loss) per share -
  basic and fully diluted. . . .  $            **   $            **   $            **   $            **
                                  ================  ================  ================  ================
  Weighted Average
  Shares Outstanding . . . . . .       11,842,549        11,865,883        11,823,734        11,577,216
                                  ================  ================  ================  ================

** Less than $.01


                 See accompanying notes to financial statements


                                   METWOOD, INC. & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                               2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  41,628   $  26,162
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     52,101      30,000
Common stock issued for rounding of fractional shares under stick split.        -0-          79
Common stock issued for services and equipment . . . . . . . . . . . . .     15,000      47,050
(Increase) decrease in operating assets:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .    (60,123)   (113,878)
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,376)        -0-
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (90,237)    (67,720)
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-       8,250
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . .     45,352      38,502
Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . .     11,828         -0-
                                                                          ----------  ----------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .      4,173     (31,555)
                                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------
Expenditures for building, land and improvements . . . . . . . . . . . .   (113,665)    (22,480)
Expenditures for machinery and equipment . . . . . . . . . . . . . . . .    (41,113)    (73,734)
                                                                          ----------  ----------
NET CASH (USED IN) INVESTING ACTIVITIES. . . . . . . . . . . . . . . . .   (154,778)    (96,214)
                                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------
Proceeds from bank line of credit. . . . . . . . . . . . . . . . . . . .    140,153      50,000
                                                                          ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . .    140,153      50,000
                                                                          ----------  ----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,452)    (77,769)
                                                                          ----------  ----------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR. . . . . . . . . . . . . . . . . . . . . . . . . .     25,924      91,598

END OF THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  15,472   $  13,829
                                                                          ----------  ----------
SUPPLEMENTARY CASH FLOW INFORMATION
------------------------------------------------------------------------
OF NON-CASH FINANCING:
------------------------------------------------------------------------
Common stock issued for services and equipment . . . . . . . . . . . . .  $  15,000   $  47,050
                                                                          ----------  ----------
Conversion of stockholder note receivable into building improvements . .  $     -0-   $ 300,000
                                                                          ----------  ----------






                 See accompanying notes to financial statements


                           METWOOD, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2002 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2002, the results of operations for the three and nine month periods ended March 31, 2002 and 2001, and cash flows for the nine months ended March 31, 2002 and 2001. The results for the period ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  per  share:

                       For the three months ended     For the nine months ended
                               March 31,                     March 31,
BASIC  &  DILUTED*        2002             2001             2002        2001
-------------------------------------------------------------------------------

Net  income  (loss)  $  (16,014)    $  (32,168)         $ 41,628     $ 26,162

Less- preferred stock dividends
                          --               --               --           --
                     -------------   ------------       ----------- -----------
Net  income          $  (16,014)    $  (32,168)         $  41,628    $ 26,162

Weighted average number
of common shares     11,842,549     11,865,883         11,823,734  11,577,216
                    -------------   -------------   -------------  ------------
Basic & diluted earnings per share
                     $     **       $     **            $     **     $   **
                     ============    ============       ==========   ==========

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

Competition
-----------

Nationally, there are over one hundred manufacturers of the types of products produced by the Company. Approximately 10% of these manufacturers capture approximately 80% of the market for these products. In addition, most of these manufacturers are better financed than the Company, and therefore better poised for market retention and expansion. The majority of these manufacturers, however, are using wood-only products, or products without metal reinforcement. The Company has identified only one other manufacturer in the western U.S. that manufactures a similar wood-metal floor truss to that of the Company. The Company holds four separate patents on its products (see Patents section, below) that are unique only to the Company. The Company intends to continue to expand its wholesale marketing of its unique products to companies such as Lowe's and Home Depot, and to license the Company's technology and products, to increase its distribution outside of Virginia, North Carolina and the South.

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

Need for any government approval of principal products or services
------------------------------------------------------------------

The Company's products must either be sold with their engineer's seal or Bureau Officials Code Association (BOCA) must approve them. Once BOCA approval is obtained, the products can be used in all 50 states. The Company's floor joist patch kit received BOCA approval during April 2001. The Company expects this to greatly assist in the uniform acceptability of the Company's products as it expands to new markets.

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had a net loss of $16,014 for the three months ended March 31, 2002, versus a net loss of $32,168 for the same period ended March 31, 2001, a decrease of $16,154. The decrease in net loss for the period was primarily attributable to a decrease in consulting fees for the three months ended March 31, 2002.

The Company had net income of $41,628 for the nine months ended March 31, 2002 versus $26,162 during the same period in 2001. The Company realized an increase in net income of $15,466 for the first nine months of this year. The change in net income was primarily attributable to an increase in operating income of $88,494 partially offset by a decrease in other income of $73,028 from the 2000 intellectual property settlement. The Company will attempt to increase net income for fiscal year 2002 by increasing sales while maintaining or decreasing operating expenses.

Sales

Revenues were $404,839 for the three months ended March 31, 2002, versus $394,559 for the three months ended March 31, 2001, an increase of $10,280 or 3%. Revenues for the nine months ended March 31, 2002 were $1,239,078 versus $1,180,334 for the same prior year period, an increase of $58,744 or 5%. The increases in sales for the periods were primarily due to the Company's aggressive marketing campaign and growing brand awareness. Average selling prices and gross margins remained fairly constant.



Expenses

Total expenses were $205,912 for the three months ended March 31, 2002, versus $219,870 for the three months ending March 31, 2001, a decrease of $13,958 or 6%. Notable differences were as follows:
     Depreciation increased $10,101 due to an increase in building improvements and equipment purchases.
     Salaries and wages increased $16,771 over the same quarter last year as the Company has hired additional staff to advance the Company's products. Consulting decreased by $46,500 over the same quarter last year as the Company has employed in-house staff in lieu of outside consultants. Advertising increased $4,211 as the Company has used a more aggressive marketing strategy and is building brand awareness in the community.

Liquidity  and  Capital  Resources

On March 31, 2002, the Company had cash of $15,472 and working capital of $138,773. This compares with cash of $13,829 and working capital of $212,784 at March 31, 2001. The decrease in working capital was due to an increase in the bank line of credit of $100,000, somewhat offset by the increase in accounts receivable and inventory.

Net cash provided by operating activities was $4,173 for the nine months ended March 31, 2002 as compared with net cash used in operating activities of $31,555 for the nine months ended March 31, 2001. The difference was primarily attributable to an increase in depreciation (a non-cash expense) of $22,101 and increases in operating liabilities less the effects of increases in operating assets.

Net cash used in investing activities was $154,778 for the nine months ended March 31, 2002 as compared with net cash used of $96,214 during the same period ended March 31, 2001. Cash flows used in investing activities for this period primarily included building improvement and an acquisition of a five-acre tract of land adjacent to the Company headquarters for $2,185 and $89,000, respectively.

Cash provided by financing activities totaled $140,153 for the nine months ended March 31, 2002 as compared with net cash provided by financing activities of $50,000 for the nine months ended March 31, 2001. The difference in cash provided by financing activities was due to proceeds from a bank credit line that bears interest at a variable rate of prime plus .5%.







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


                              /s/ Annette G. Mariano
                              ----------------------
Date:  May 15, 2002               Annette G. Mariano
                                  Chief Financial Officer