Form 10KSB
period 2002-06-30
METWOOD INC
filed 2002-10-15
CIK 32567

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's net revenues for its most recent fiscal year: $1,844,354

As of October 11, 2002 there were 12,053,549 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.65) reported by brokers), held by non-affiliates was approximately $7,834,807. Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number of shares of common stock outstanding as of October 11, 2002: 12,053,549

Number of shares of preferred stock outstanding as of October 11, 2002: N/A












                The rest of this page is left intentionally blank
                -------------------------------------------------

















                                     PART I
                                     ------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by
Section  21E  of  the  Exchange  Act  and  Section  27A  of  the Securities Act.

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

Principal Products or Services and Markets
------------------------------------------

Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter, stronger, termite, pest, rot and fire resistant, and dimensionally more stable to withstand induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel, due to the need to retrain framers and subcontractors who are accustomed to a "stick-built" construction method where components are laid out and assembled with nails and screws. The Company's founders, Robert (Mike) Callahan and Ronald Shiflett saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

The Company manufactures light-gage steel construction materials, usually combined with wood or wood fasteners, for use in residential and commercial applications, in place of more conventional wood products, which are inferior in terms of strength and durability. The steel and steel/wood products allow structures to be built with increased load strength and structural integrity and fewer support beams or support configurations, thereby allowing for structural designs that are not possible with wood-only products.

Its primary products and services are:

     Girders and headers
     Floor joists
     Floor joist patch kits
     Roof and floor trusses
     Garage, deck and porch kits
     Concrete/pour over systems
     Garage and post and beam buildings
     Engineering, design and custom building services

 Distribution methods of the products or services
-------------------------------------------------

The Company's sales are primarily wholesale and retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 60% of the Company's sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. The Company relies on its own sales force for all outside sales. The Company is in negotiations with several distributors that will distribute the products nationwide.

Seasonality of market
---------------------

The Company's sales are subject to seasonal impacts, as its products are used in residential and commercial construction projects, which tend to be at a higher building rate in Virginia and North Carolina between the months of March and October. Accordingly, the Company's sales are greater in its first and fourth quarters. The Company builds an inventory of its products throughout the winter and spring to support this sales season.

Competition
-----------

Nationally, there are over one hundred manufacturers of the types of products produced by the Company. Approximately 10% of these manufacturers capture approximately 80% of the market for these products. In addition, most of these manufacturers are better financed than the Company, and therefore better poised for market retention and expansion. The majority of these manufacturers, however, are using wood-only products, or products without metal reinforcement. The Company has identified only one other manufacturer in the western U.S. that manufacturers a wood-metal floor truss similar to that of the Company. The Company holds four separate patents on its products (see Patents section, below) that are unique to the Company. The Company intends to continue to expand its wholesale marketing of its unique products to companies such as Lowe's and Home Depot and to license the Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South.

Sources and availability of raw materials and the names of principal suppliers
------------------------------------------------------------------------------

All of the raw materials used by the Company are readily available on the market from numerous suppliers. Primarily Unimast, Inc supplies the light-gage metal used by the Company. The Company's main sources of lumber are Smith Mountain Building Supply, Lowe's and 84 Lumber Company. Co-Steel supplies the majority of the Company's rebar supply. Because of the number of suppliers available to the Company, its decision in purchasing materials is dictated primarily by price, and secondarily by availability. The Company does not anticipate a lack of supply to ever affect its production, but rather a shortage may cause the Company to pass on higher materials prices to its buyers.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or
-----------------------------------------------------------------------------
labor contracts, including duration
-----------------------------------

     The Company owns/licenses four U.S. patents:

     U.S. Patent No. 5,519,977, Joist Reinforcing Bracket, a bracket that reinforces wooden joists provided with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit. The Company recently had an independent appraisal done on the patent that valued it at $7.4 million.

     U.S. Patent No. 5,625,997, Composite Beam, a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners.

     U.S. Patent No. 5,832,691, Composite Beam, a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners. This is a continuation-in-part of U.S. Patent No. 5,625,997.

     U.S. Patent No. 5,921,053, Internally Reinforced Girder with Pierceable Nonmetal Components, a girder that includes a pair of c-shaped members secured together so as to form a hollow box, which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples. The Company recently had an independent appraisal done on the patent that valued it at $13.8 million.

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

Need for any government approval of principal products or services
------------------------------------------------------------------

The Company's products must either be sold with their engineer's seal, or Building Officials Code Association (BOCA) must approve them. Once BOCA approval is obtained, the products can be used in all 50 states. The Company's floor joist patch kit received BOCA approval during April 2001. The Company expects this to greatly assist in the uniform acceptability of the Company's products as it expands to new markets.
Providence  Engineering
-----------------------
The civil engineering capabilities of Providence include rezoning and special use submissions, erosion and sediment control and storm-water management design, residential, commercial, and religious facility site development design, and utility design. Providence's staff is familiar with construction practices and has been actively involved in construction administration and inspection on multiple projects.
Providence  also  performs  a  variety  of  structural design and analysis work.
Providence has successfully provided design and analysis solutions for many projects including retaining walls, residential framing, commercial building framing, light-gage steel fabrication drawings, metal building retrofits and additions, mezzanines, and seismic anchors and restraints.
Providence has designed numerous foundations for a variety of structures. Its foundation design expertise includes metal building foundation, traditional building construction foundations, atypical foundations for residential structures, tower foundations, and sign foundations for a variety of uses and applications.
Providence has designed and drafted full building plans for several applications. The in-house staff provides basic architectural, mechanical, electrical, and detailed civil and structural design services for these facilities.
Providence has reviewed designs by manufacturers for a variety of structures and structural components including retaining walls, radio towers, tower foundations, sign foundations, timber trusses, light-gage steel trusses, and light-gage steel beams. This service enables clients to take generic designs and have them certified and approved for construction in the desired locality. Time spent during the last two fiscal years on research and development
-----------------------------------------------------------------------
activities
----------

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

Number of total employees and number of full time employees
-----------------------------------------------------------

The Company has approximately twenty-three employees, all of whom are full-time.

Item  2.  Properties

During the year ended June 30, 2002, the Company purchased five acres of land in Boones Mill, Virginia adjacent to its corporate offices and warehouses. The purchase price of $89,000 was paid to an entity controlled by the Company's officer and shareholder. The purchase price of $89,000 was paid in cash.

Item  3.  Legal  Proceedings

The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Furthermore, to the knowledge of management, no director or executive officer is a party to any action adverse to the Company or has a material interest adverse to the Company.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No  matter  was  submitted  to  a  vote  during  the  year.












                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) Market Information
----------------------

     For five years prior to September 2000, there was no "public market" for shares of common stock of the Company. As a result of the acquisition between EMC Energies, Inc. and Metwood, Inc., a trading market has developed, but it is not an active trading market. It was therefore difficult to determine the market value of the stock. Based on the average bid price for the Company's common stock at October 11, 2002, of $.65 per share, the market value of shares held by non-affiliates would be $7,834,807. There are no preferred shares authorized.

The Company is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") under the symbol "MTWD."

Set forth below is the high and low bid prices for the Company's common stock for the last two years.

Quarter Ended                     High Bid     Low Bid
-------------                     --------     -------

September 2000 (thru 9/22/00)*     $5.00       $4.50
December 2000                      $4.75       $2.80
March 2001                         $3.25       $1.75
June 2001                          $2.50       $1.75
September 2001                     $2.00       $1.75
December 2001                      $2.00       $1.01
March 2002                         $1.90       $1.01
June 2002                          $1.75       $0.65

* There was no active market for five years before this date.

Holders
-------

The number of holders of record of the Company's common stock as of October 11, 2002, was 1,099. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

Dividends
---------

There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock and does not intend to pay dividends in the foreseeable future.
Recent Sales of Unregistered Securities
---------------------------------------

None.

Item  6.  Management's  Discussion  and  Analysis

Selected Financial Data
-----------------------

For  the  years  ended  June  30,  2002  and  2001.

                                         2002          2001
                                         ----          ----

     Revenues                         $1,844,354     $1,558,807

     Net  income                         122,557         22,413
     Net  income  per  common  share        $.01             **
     Weighted  average  common
      shares  outstanding             11,777,170     11,621,166

**Less  than  $.01

At  June  30,  2002  and  2001

                                         2002          2001
                                         ----          ----

     Total  assets                    $1,795,245     $1,204,868
     Working  capital                    238,942        172,994
     Shareholders'  equity             1,463,900      1,047,984

No  dividends  have  been  declared  or  paid  during  the  periods  presented.


Results of Operations
---------------------

For  the  Years  Ended  June  30,  2002  and  2001.

Sales

Revenues for the year ended June 30, 2002 were $1,844,354 versus $1,558,807 in revenues for the year ended June 30, 2001, an increase of $285,547 or 18%. Retail sales consisted of product sales, installation fees and engineering fees. The increase was primarily attributable to the transition into the newly opened facility that has allowed for increased growth and the acquisition of Providence, effective January 1, 2002, that has increased engineering sales in the current year.

Other revenues included income from a legal settlement in the amount of $50,000 for the year ending June 30, 2001 whereby the Company was compensated for use of its intellectual property. There was $72,499 and $13,100 in income for the years ending June 30, 2002 and 2001, respectively, for renting a portion of its facilities and equipment in 2002.

The Company plans to accelerate growth of sales in fiscal 2003 by increasing expenditures on marketing, establishing more strategic relationships and growing public awareness of its products and services.

Income  /  Loss

Net income for the year ended June 30, 2002 was $122,557 as compared to net income of $22,413 in the comparable period in 2001. The Company recognized an increase in gross profit of $223,479 for the year ended June 30, 2002 and incurred an increase of $78,155 in expenses as detailed below.

The Company expects to continue to remain profitable and increase its net income over the next year. However, there can be no assurance that the Company's profitability or revenue growth can be sustained in the future.

Expenses

Total expenses for the year ended June 30, 2002 were $796,892 versus $718,737 in the comparable period in 2001. The following increases (decreases) in expenses were noted during the year ended June 30, 2002:
     Consulting, engineering and professional fees decreased $38,999 primarily due to issuances of $28,404 in common stock for professional services in fiscal 2001 compared to only $2,000 incurred in fiscal 2002 and a decrease in engineering fees paid in 2002 compared to 2001. This was offset by the $17,028 increase in 2002 investor relations marketing.
     Salaries increased $67,668 from the cost of hiring and retaining quality personnel to administer the Company's operations and market the Company's products.
     Utilities decreased $15,064 due to the Company's operating out of its newly owned facility in 2001 and the buildings incurring more electrical costs in fiscal 2001 before the Company converted the buildings to become more energy efficient in fiscal 2002.
     Depreciation, a non-cash expense, increased $30,360 due to additional capital equipment acquisitions and property improvements in 2002.

 The Company anticipates incurring approximately the same amount of these expenses during fiscal 2003.

     Increases are expected in certain expenses such as advertising through fiscal 2003 as the Company moves toward increasing development and marketing of our products and services.
Cost  of  Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales was the cost of materials. The cost of materials is directly and positively correlative to sales.

Cost of sales for the year ended June 30, 2002 was $939,436 versus $877,368 in the comparable period in fiscal 2001. The increase was primarily attributable to an increase in sales for the year. Gross margins and product prices remained relatively constant during the year.

Impact  of  Inflation

The Company believes that inflation has had a negligible effect on operations during the period and inflationary increases in the cost of sales can be offset by increasing sales and improving operating efficiencies.

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

Liquidity  and  Capital  Resources
----------------------------------

For  the  Years  Ended  June  30,  2002  and  2001.

Cash flows provided by operations were $69,023 for the year ended June 30, 2002 versus $5,416 in the comparable period in 2001. Cash flows from operating activities were primarily attributable to net income from operations; depreciation and services exchanged for stock, partially offset by increases in inventory, accounts receivable and prepaid expenses.

Cash flows used in investing activities increased $12,418 to $117,259 in fiscal 2002. Cash used in investing activities in the comparable period in 2001 was $104,841. The increase was primarily attributable a increase in fixed asset purchases in fiscal 2002.

Cash flows generated from financing activities were $100,400 for the year ended June 30, 2002 versus $33,751 in the comparable period in fiscal 2001. The increase was primarily attributable to borrowings in excess of repayments on its bank lines of credit and notes payable during fiscal 2002.

The Company has funded its cash needs from inception through June 30, 2002 with a series of debt transactions as discussed in the preceding paragraph.

The Company will substantially rely on the existence of revenue from product sales and from the projected revenues for its services. The Company projects that it will have enough capital to fund its operations over the next twelve months.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. The Company is considering launching a wide-scale marketing and advertising campaign. Its current available capital and revenues are not sufficient to fund such a campaign. If the Company chooses to launch such a campaign, it well require substantially more capital. If necessary, the Company plans to raise this capital through an additional follow-on stock offering. The funds raised from this offering would be used to develop and execute the Company's marketing and advertising strategy, which may include the use of television, radio, print and internet advertising. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all. If the Company is unable to raise additional capital, the Company's growth potential will be adversely affected.
Additionally,  the  Company  will  have  to  significantly  modify  its  plans.










Item  7.  Financial  Statements


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
Metwood, Inc. and Wholly Owned Subsidiary
819 Naff Road
Boones Mill, Virginia 24065

We have audited the accompanying consolidated balance sheet of Metwood, Inc. and its wholly-owned subsidiary as of June 30, 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended June 30, 2002 and June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metwood, Inc. and its wholly owned subsidiary as of June 30, 2002, and the consolidated results of its operations and its cash flows for the years ended June 30, 2002 and June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




Bongiovanni & Associates, P.A.
Charlotte, North Carolina
September 27, 2002







                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
                                  BALANCE SHEET
                                 AT JUNE 30, 2002


ASSETS
----------------------------------------------------------------
CURRENT ASSETS
----------------------------------------------------------------
  Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . .  $   78,088
  Accounts Receivable. . . . . . . . . . . . . . . . . . . . . .     186,763
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .     263,157
  Due from Shareholders. . . . . . . . . . . . . . . . . . . . .      23,088
  Prepaid Expenses . . . . . . . . . . . . . . . . . . . . . . .       7,581
                                                                -------------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .     558,677
                                                                -------------

FIXED ASSETS
----------------------------------------------------------------
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     177,000
  Buildings and Improvements . . . . . . . . . . . . . . . . . .     660,813
  Furniture, Fixtures and Equipment. . . . . . . . . . . . . . .      91,216
  Machinery and Shop Equipment . . . . . . . . . . . . . . . . .     155,013
  Vehicles . . . . . . . . . . . . . . . . . . . . . . . . . . .     119,918
  Accumulated Depreciation . . . . . . . . . . . . . . . . . . .    (197,392)
                                                                -------------
     Net Fixed Assets. . . . . . . . . . . . . . . . . . . . . .   1,006,568
                                                                -------------

OTHER ASSETS
----------------------------------------------------------------
  Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .     230,000
                                                                -------------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $1,795,245
                                                                -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------

CURRENT LIABILITIES
----------------------------------------------------------------
  Accounts Payable and Accrued Expenses. . . . . . . . . . . . .  $   98,478
  Income Taxes Currently Payable . . . . . . . . . . . . . . . .      49,500
  Notes Payable. . . . . . . . . . . . . . . . . . . . . . . . .      21,757
  Bank Line of Credit. . . . . . . . . . . . . . . . . . . . . .     150,000
                                                                -------------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .     319,735
                                                                -------------
LONG-TERM LIABILITIES
----------------------------------------------------------------
  Deferred Income Tax Credit . . . . . . . . . . . . . . . . . .  $   11,610
                                                                -------------

COMMITMENTS - SEE NOTES
----------------------------------------------------------------

STOCKHOLDERS' EQUITY
----------------------------------------------------------------
  Common Stock ($.001 par value, 100,000,000 shares authorized:
  12,053,549 shares issued and outstanding at June 30, 2002) . .      12,053
  Common Stock Not Yet Issued ($.001 par value, 4,000 shares). .           4
  Additional Paid-in-Capital . . . . . . . . . . . . . . . . . .   1,347,696
  Retained Earnings. . . . . . . . . . . . . . . . . . . . . . .     104,147
                                                                -------------
    TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . .   1,463,900
                                                                -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $1,795,245
                                                                -------------




   See notes to consolidated audited financial statements and auditors' report



                                METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
                                            INCOME STATEMENTS
                               FOR THE YEARS ENDING JUNE 30, 2002 AND 2001



                                                                                     2002          2001
                                                                              ------------  ------------
REVENUES AND COST OF SALES:
----------------------------------------------------------------------------
  Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,844,354   $ 1,558,807
  Cost of Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (939,436)     (877,368)
                                                                              ------------  ------------
    Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      904,918       681,439
                                                                              ------------  ------------

OPERATING EXPENSES:
----------------------------------------------------------------------------
  Advertising. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       64,446        50,045
  Bad Debt Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,869             -
  Commissions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           679
  Consulting, Engineering and Professional Fees. . . . . . . . . . . . . . .       46,369        85,368
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       72,360        42,000
  Dues and Subscriptions . . . . . . . . . . . . . . . . . . . . . . . . . .        5,626             -
  Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       58,662        42,648
  Investor Relations . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,028             -
  Other Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,356         1,888
  Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          720           850
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . .       19,013        46,668
  Salaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      343,700       276,032
  Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,760        84,447
  Taxes and Licenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49,844        40,775
  Telephone. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,714        12,011
  Travel and Entertainment . . . . . . . . . . . . . . . . . . . . . . . . .        3,724             -
  Uniforms . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,568         5,306
  Utilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,491        23,555
  Vehicle Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,642         6,465
                                                                              ------------  ------------
    TOTAL EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      796,892       718,737
                                                                              ------------  ------------
      OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .      108,026       (37,298)

OTHER INCOME (EXPENSE):
----------------------------------------------------------------------------
  Lawsuit Settlement Income. . . . . . . . . . . . . . . . . . . . . . . . .            -        50,000
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       72,499        13,100
  Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,819)       (1,430)
  Interest Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,151         3,341
                                                                              ------------  ------------
    TOTAL OTHER INCOME, NET. . . . . . . . . . . . . . . . . . . . . . . . .       71,831        65,011
                                                                              ------------  ------------

      INCOME BEFORE TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .      179,857        27,713
      INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . . . . . . . . . .      (57,300)       (5,300)
                                                                              ------------  ------------
      NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   122,557   $    22,413
                                                                              ============  ============
  Net Income Per Common Share
  Basic & Fully Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      0.01   $        **
                                                                              ============  ============
  Weighted Average Common
  Shares Outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11,777,170    11,621,166
                                                                              ============  ============

  ** Less than $.01.
See notes to consolidated audited financial statements and auditors' report





                              METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDING JUNE 30, 2002 AND 2001
                                                         Common      Common
                                                         Stock       Stock
                                  Common      Common     Not Yet     Not Yet    Additional  Retained
                                  Shares      Stock      Issued      Issued     Paid-in     Earnings
                                  (000's)   ($.001 Par)  (000's)   ($.001 Par)  Capital    (Deficit)
-----------------------------------------------------------------------------------------------------
Balances, July 1, 2000 . . . .       11,353  $ 11,353          -0-       -0-  $ 1,015,797  $ (13,734)

Distributions to stockholders.          -0-       -0-          -0-       -0-          -0-    (16,249)

Net income for year. . . . . .          -0-       -0-          -0-       -0-          -0-     22,413

Issuance of common stock
for services . . . . . . . . .            4         4          -0-       -0-        8,000        -0-

Issuance of common stock
to officers. . . . . . . . . .          400       400          -0-       -0-       20,000        -0-
-----------------------------------------------------------------------------------------------------
Balances, June 30, 2001. . . .       11,757  $ 11,757            -  $      -  $ 1,043,797  $  (7,570)

Net income for year. . . . . .          -0-       -0-          -0-       -0-          -0-    122,557

Distributions to stockholders
of Providence. . . . . . . . .          -0-       -0-          -0-       -0-          -0-    (10,840)

Common stock not yet issued
for services . . . . . . . . .          -0-       -0-            4         4        3,996        -0-

Issuance of common stock for
asset acquisition. . . . . . .          290       290          -0-       -0-      289,710        -0-

Issuance of common stock
for services . . . . . . . . .            6         6          -0-       -0-       10,193        -0-
-----------------------------------------------------------------------------------------------------
Balances, June 30, 2002. . . .       12,053  $ 12,053            4  $      4  $ 1,347,696  $ 104,147







   See notes to consolidated audited financial statements and auditors' report




                     METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
                             STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDING JUNE 30, 2002 AND 2001



                                                                 2002        2001
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------
  Net income . . . . . . . . . . . . . . . . . . . . . . .  $ 122,557   $  22,413
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . .     72,360      42,000
    Services exchanged for stock . . . . . . . . . . . . .      2,000      28,404
    Deferred income taxes. . . . . . . . . . . . . . . . .      7,800       3,810
    (Increase) decrease in operating assets:
      Accounts receivable and related due from shareholder    (51,738)    (53,942)
      Inventory. . . . . . . . . . . . . . . . . . . . . .   (121,126)    (57,290)
      Accrued interest receivable. . . . . . . . . . . . .          -       4,500
      Prepaid expenses . . . . . . . . . . . . . . . . . .     (7,581)          -
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses. . . . . . . .     (3,259)     15,521
      Income taxes currently payable . . . . . . . . . . .     48,010           -
                                                          -----------   ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . .     69,023       5,416
                                                          -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------------
  Return of deposit. . . . . . . . . . . . . . . . . . . .          -       8,250
  Expenditures for fixed assets. . . . . . . . . . . . . .   (117,259)   (113,091)
                                                          -----------   ----------
      NET CASH USED IN INVESTING ACTIVITIES. . . . . . . .   (117,259)   (104,841)
                                                          -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------
  Borrowings of notes payable. . . . . . . . . . . . . . .     19,718           -
  Repayments of notes payable. . . . . . . . . . . . . . .     (8,478)          -
  Borrowings on bank lines of credit . . . . . . . . . . .    270,000      50,000
  Repayments on bank lines of credit . . . . . . . . . . .   (170,000)          -
  Distributions to stockholders. . . . . . . . . . . . . .    (10,840)    (16,249)
                                                          -----------   ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .    100,400      33,751
                                                          -----------   ----------
      NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .     52,164     (65,674)
                                                          -----------   ----------
CASH AND CASH EQUIVALENTS:
----------------------------------------------------------
      Beginning of year. . . . . . . . . . . . . . . . . .     25,924      91,598
                                                          -----------   ----------
      End of year. . . . . . . . . . . . . . . . . . . . .  $  78,088   $  25,924
                                                          -----------   ----------




   See notes to consolidated audited financial statements and auditors' report



                                           METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
                                               STATEMENTS OF CASH FLOWS (CONT.)
                                          FOR THE YEARS ENDING JUNE 30, 2002 AND 2001

                                                                   2002          2001
                                                                   ----          ----


SUPPLEMENTAL DISCLOSURES OF NON-CASH
----------------------------------------------------------------
INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------

        Exchange of note receivable from stockholders for
        fixed assets . . . . . . . . . . . . . . . . . . . .      $        -  $300,000
                                                                  =========== ========
        Common stock exchanged for consulting services . . . . .  $    2,000  $ 28,404
                                                                  =========== ========
        Issuance of common stock for acquisition of assets . . .  $  290,000  $      -
                                                                  =========== ========
        Issuance of common stock for other fixed asset additions  $   12,199  $      -
                                                                  =========== ========
        Vehicles acquired with notes payable . . . . . . . . . .  $   10,670  $      -
                                                                  =========== ========



























   See notes to consolidated audited financial statements and auditors' report



                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ==========================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Business  Activity - Metwood, Inc. (the Company) was organized under the laws of
------------------
the  State  of  Virginia  on  April  7,  1993.

Effective  June  30,  2000,  the  Company  entered  an  Agreement  and  Plan  of
Reorganization to acquire the majority of the outstanding common stock of a publicly held shell corporation. The acquisition resulted in a tax-free exchange for federal and state income tax purposes. Upon acquisition, the name of the shell corporation was changed to Metwood, Inc. (a Nevada corporation). Metwood, Inc. (a Virginia corporation) became a wholly owned subsidiary of Metwood, Inc. (a Nevada corporation). The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board ("APB") Opinion No. 16 wherein the stockholders of Metwood, Inc. (a Virginia corporation) retained the majority of the outstanding common stock of the Company after the merger. The publicly traded shell corporation did not have a material operating history over the prior several years.

Effective January 1, 2002, the Company acquired certain assets of Providence Engineering, Inc., a professional engineering company with customers in the same proximity as the Company. The Company paid $60,000 in cash and issued 290,000 common shares to two of its shareholders. These shares were valued at the closing quoted stock price of $1.00 per share at the effective date of the purchase. See footnote herein entitled "Business Acquisition" for additional disclosures. One of the shareholders was also an officer and existing shareholder of the Company prior to the acquisition. The transaction was accounted for under the purchase method of accounting.

The Company provides construction related products and engineering services primarily to home building customers located principally in southwestern Virginia. The Company operates one subsidiary: Metwood, Inc. (a Virginia corporation).

Basis  of  Presentation  -  The financial statements included herein include the
-----------------------
accounts of Metwood, Inc. and its wholly owned subsidiary on a consolidated basis, prepared under the accrual basis of accounting. All significant intercompany balances and transactions have been eliminated.

Accounts  Receivable  -  Accounts  receivable are charged to bad debt expense as
--------------------
they are deemed uncollectible based upon a periodic review of the accounts. Bad debt expense of $8,869 and $ -0-for the years ended June 30, 2002 and June 30, 2001, respectively, was recorded. At June 30, 2002, a $1,500 allowance for doubtful accounts was deemed necessary.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. The Company performs ongoing credit evaluations of its customers.


                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ==========================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Fixed  Assets  - Fixed assets are recorded at cost and include expenditures that
-------------
substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of fixed assets is calculated over management prescribed recovery periods that range from 5 to 31 years.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and the proceeds from disposition is recorded as a gain or loss.

Long-Lived Assets - The Company evaluates the recoverability of its fixed assets
-----------------
and other assets in accordance with Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate.

Cash  and Cash Equivalents - For purposes of the Consolidated Statements of Cash
--------------------------
Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's  Use  of  Estimates  -  The  preparation  of consolidated financial
--------------------------------
statements  in conformity with generally accepted accounting principles requires
------
management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income  Taxes  -  Income taxes are provided for in accordance with SFAS No. 109,
-------------
"Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards, where applicable.




                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ==========================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Income  Taxes (Cont.) - Deferred tax assets are reduced by a valuation allowance
---------------------
when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Net  Income  per  Common Share - SFAS No.128 requires dual presentation of basic
------------------------------
and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the years presented. There were no adjustments required to net income for the year presented in the computation of diluted earnings per share.

Advertising Costs - Advertising costs are expensed as incurred. The Company does
-----------------
not incur any direct-response advertising costs. Advertising expense totaled approximately $64,000 and $50,000 for the years ended June 30, 2002 and June 30, 2001, respectively.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the consolidated financial statements.

Inventory - Inventory, consisting of building parts and materials located in the
---------
vicinity of Roanoke, Virginia, is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Concentration of Credit Risk - At times during the years ended June 30, 2002 and
----------------------------
June 30, 2001, the Company's cash on deposit with its bank exceeded federally insured limits. This presents a significant concentration of credit risk.

Fair  Value  of  Financial  Instruments  -  The carrying amounts reported in the
---------------------------------------
consolidated balance sheet for cash, accounts receivable, inventory, bank line of credit, notes payable and accounts payable and accrued expenses approximate fair values based on the short-term maturity of these instruments.



                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ==========================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Web  Site  Research  and Development - All costs incurred during the application
------------------------------------
development stage of web site research and development are capitalized. All training and application maintenance costs incurred during the post implementation (operation stage) are expensed. GJGene JohnstonThis is where we changed this statement 4/12/00.All upgrades and enhancements incurred during the post implementation (operations stage) are capitalized.

Recent Accounting Pronouncements - In July 2001, the Financial Accounting
--------------------------------
Standards Board issued SFAS No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial condition or consolidated cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 generally establishes a standard framework with which to measure impairment of long-lived assets and expands APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its consolidated financial condition and consolidated cash flows.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Supplemental disclosures of cash flow information for the years ended June 30, 2002 and June 30, 2001 are summarized as follows:

Cash paid during the years for interest and income taxes are as follows:

                                                  2002         2001
                                                 -----         ----

          Income Taxes                          $  1,507     $     -
          Interest                              $  8,819     $  1,430



                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001
               ===================================================

NOTE C - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company contracts with a construction company related through common ownership from whom the Company earns construction-related fees. During the years ended June 30, 2002 and 2001, the Company earned and collected $79,977 and $-0-, respectively, in equipment rental and other revenue from this company.
There were no amounts receivable from the related party at June 30, 2002 and June 30, 2001.

During the year ended June 30, 2001, the Company received $300,000, including interest thereto, worth of fair market value of certain services and related fixed assets consisting of machinery, equipment and building improvements from two of its stockholders and officers in exchange for full payment on its notes receivable from stockholders.

During the year ended June 30, 2002, the Company purchased five acres of land adjacent to its corporate offices and warehouses. The purchase price of $89,000 was paid to an entity controlled by the Company's officer and shareholder.

See  Note  E  below  for  related-party  common  stock  transactions.

NOTE  D  -  BANK  CREDIT  LINES
-------------------------------

During the year ended June 30, 2001, the Company borrowed on a $150,000 bank line of credit in the amount of $50,000 including interest thereon. The bank credit line outstanding at June 30, 2001 was $50,000. The bank credit line available at June 30, 2001 was $100,000. The loan was payable on demand, with interest at the rate of prime plus .50% per annum and was unsecured. The actual rate of interest in effect at June 30, 2001 was 7.50%. This loan was closed during the year ended June 30, 2002. During the year ended June 30, 2002, $120,000 and $20,000 was borrowed and repaid, respectively and the ending balance of $150,000 was transferred to a new bank as discussed in the following paragraph.

The Company opened a new $400,000 demand line of credit, dated February 25, 2002, with a different bank during the year ended June 30, 2002 with the transfer of the $150,000 loan discussed above. During the year ended June 30, 2002, the Company borrowed and repaid $100,000, respectively, leaving an outstanding balance due at June 30, 2002 of $150,000. The bank credit line available at June 30, 2002 was $250,000. The loan is payable on demand, with interest at the bank's prime rate. The actual rate of interest in effect at June 30, 2002 was 4.75%. Accounts receivable, equipment, general intangibles, inventory, furniture and fixtures secure the loan under a signed Security Agreement dated February 25, 2002. The Company's shareholder and officer guarantees the loan.



                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ==========================================


NOTE  E  -  EQUITY
------------------

During the year ended June 30, 2001, the Company originally issued unrelated subcontractors 95,000 common shares of the Company's stock for services that should have been rendered. These common shares of the Company were properly canceled due to non-performance.

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

During the year ended June 30, 2002, the Company issued 5,666 common shares of the Company stock in exchange for the fair market value of fixed asset additions received in the amount of $10,199.

NOTE F - EARNINGS PER SHARE (EPS)
---------------------------------

SFAS No. 128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise, or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the years presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share. The basic and diluted weighted average shares outstanding for the years ended June 30, 2002 and June 30, 2001 are as follows:

                                           2002                2001
                                        -------               -----

Weighted average outstanding common shares used
   for basic and diluted EPS         11,777,170          11,621,166
                                     ===========         ==========





                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ==========================================

NOTE  G  -  OPERATING  LEASE
----------------------------

The Company formerly leased its corporate office and warehouse facilities in Botetourt County, Virginia under a cancelable month-to-month industrial operating lease. The end of the lease term actually occurred in July 2000, with final payment made at such time, and the Company terminated the lease by written notice upon relocating to another facility. There are no future minimum annual commitments due to the month-to-month provisions of the lease. Rental payments and related expense for the years ended June 30, 2002 and June 30, 2001 were $ 720 and $ 850, respectively.

NOTE H - INCOME TAXES
---------------------

The  provision  for  income  taxes  consists  of:

                  2002                2001
               -------               -----
Current:
   Federal    $     40,700     $       1,064
   State             8,800               426
                  --------     -------------
                    49,500             1,490
                   =======     ==============

Deferred:
   Federal    $      6,400     $       2,720
   State             1,400             1,090
                  --------     --------------
                     7,800             3,810
                  ========     ==============

The effective income tax rate differed from the statutory federal income tax rate due to the following items:
                                                       2002          2001
                                                       ----          ----
     Income tax computed at the federal statutory rate   $ 49,500    $ 1,490
     Non-deductible services paid with stock                  -0-     (3,764)
     Non-deductible expenses (meals, goodwill amortization) (800)        -0-
     Accelerated depreciation                             10,400       8,000
State income taxes                                        (1,800)       (426)
                                                       ----------     -------
Total effective income taxes                             $ 57,300    $ 5,300
                                                       ===========    ========

During  the  year  ended  June  30, 2001, the Company paid $16,249 in former "S"
Corporation distributions to its shareholders in conjunction with the termination of its federal "S" election at such time. During the year ended June 30, 2002, the Company paid $10,840 in former "S" Corporation distributions to former Providence shareholders.


                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ==========================================

NOTE H - INCOME TAXES (CONT.)
-----------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

NOTE I - OTHER INCOME
---------------------

During the years ended June 30, 2002 and 2001, the Company received $6,225 and $13,100, respectively, of income from the rental of a portion of its warehouses to an unrelated third party.

During the year ended June 30, 2001, the Company received non-recurring income in the amount of $50,000 pertaining to a settlement of a lawsuit in which the Company was the plaintiff.

NOTE J - SEGMENT INFORMATION
----------------------------

Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments - (1) construction-related products and consulting services and (2) engineering services. In accordance with SFAS No. 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. Summarized revenues and expense information by segment for the year ending June 30, 2002, as excerpted from internal management reports, is as follows:

Construction related products and services:
-------------------------------------------

Sales                             $1,701,809
Cost of sales                       (861,156)
Corporate and other expenses        (748,158)
                                    ---------
     Segment income                   92,495

Total assets                       1,394,439

Capital expenditures                 117,259

Depreciation                          67,821

Interest expense                       7,997





                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ==========================================

NOTE J - SEGMENT INFORMATION (CONT.)
------------------------------------

Engineering services:
---------------------

Sales                                  $ 142,545
Cost of sales                           ( 78,280)
Corporate and other expenses             (43,866)
                                      -----------
     Segment income                       20,399

Total assets                             400,806

Capital expenditures                          -0-

Depreciation                               4,539

Interest expense                             822

The Company determined that it did not have any separately reportable operating segments as of June 30, 2001.

NOTE  K  -  BUSINESS  ACQUISITION
---------------------------------

During the year ended June 30, 2002, the Company purchased certain assets in Providence Engineering, Inc. The total purchase price of $350,000 was paid with $60,000 in cash consideration and with 290,000 shares of the Company's common stock valued at $1.00 per share, the closing active quoted market price of the stock on the effective date of the acquisition. The purchase price was allocated as follows:

     Accounts  receivable          $  75,000
     Fixed  assets                    45,000
     Goodwill                        230,000
                                     -------
     Total                          $350,000
                                    ========

The fixed assets are being depreciated over their estimated useful lives. The goodwill is not amortized under SFAS No. 142 and is periodically tested for impairment. The period for which results of operations of Providence Engineering are included in the accompanying income statements is for the six months ending June 30, 2002. This represents the date of acquisition through year-end.



                    METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
               CONSOLIDATED NOTES TO AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ==========================================

NOTE  L  -  NOTES  PAYABLE
--------------------------

The Company assumed two vehicles with related bank notes during the year ended June 30, 2002 as a result of the Providence purchase. The vehicles have a combined net book value of approximately $6,000 at June 30, 2002. The notes were fully repaid subsequent to year-end with interest thereto of 14.245% and 11.434% per annum on the notes. The vehicles were collateral on the notes.

The Company also incurred an insurance premium loan during the year ending June 30, 2002. The loan balance of $1,323 at June 30, 2002 was fully repaid subsequent to year-end. The loan carried an effective interest rate of 10.793% per annum.

The Company incurred short-term financing from a bank during the year ended June 30, 2002. The business credit line was for a maximum of $25,000 at an interest rate of 7.75% per annum. The $13,760 unsecured balance at June 30, 2002 was fully repaid subsequent to year-end.





Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending June 30, 2002 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name                          Position and background
----                          -----------------------

Robert M. (Mike) Callahan     President

Experience: Mr. Callahan has been involved in the building industry for over thirty years. He is well recognized in Southwestern Virginia as an innovator in the uses of passive solar design and wood/metal products in custom home building. Along with Mr. Shiflett, he formed Metwood, Inc. in 1993 to bring light gage construction, used in commercial buildings for years, into common use in residential construction.

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

Annette G. Mariano     Chief Financial Officer

Education: MBA (Emphasis in Accounting), 1975 San Diego State University

B.A. English 1969 Colorado Women's College

Experience: Ms. Mariano has 24 years experience as a CPA in both private and public accounting. She has been with Metwood, Inc. since October 2001.

Ronald B. Shiflett     Vice President

Education: B.S. Civil Engineering, 1973, Virginia Polytechnic Institute & State University

M.S.  Civil Engineering, 1977, Virginia Polytechnic Institute & State University

Registered as a Professional Engineer in Virginia, North Carolina, West Virginia and Michigan.

Experience: Mr. Shiflett has been engaged in the structural design of industrial, commercial, residential, and institutional buildings for 25 years. He is recognized by the design community in Western Virginia as an innovator in the use and design of light-gage steel framing in building construction. Along with Mr. Callahan, he formed Metwood, Inc. in 1993.

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

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, nor has a judgment been reversed, suspended, or vacated.

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


Summary Compensation Table




              Other    Restricted    Restricted
Name and . .  Fiscal   Annual        Compen-      Stock    LTIP     Stock
Position . .  Year     Salary        Bonuses      sation   Awards   Options   Bonuses
------------  -------  ------------  -----------  -------  -------  --------  -------
                  (1)           (2)      (3) (7)      (4)      (5)       (6)
------------  -------  ------------  -----------  -------  -------  --------
Michael
Callahan,. .    2002   $   100,000          -0-      -0-      -0-       -0-       -0-
President &.    2001   $   100,000          -0-      -0-      -0-       -0-       -0-
 Director. .    2000   $   100,000          -0-      -0-      -0-       -0-       -0-
------------  -------  ------------  -----------  -------  -------  --------  -------
Ronald
Shiflett,. .    2002   $   34,700*          -0-      -0-      -0-       -0-       -0-
V.P.&. . . .    2001   $       -0-          -0-      -0-      -0-       -0-       -0-
Director . .    2000   $       -0-          -0-      -0-      -0-       -0-       -0-
------------  -------  ------------  -----------  -------  -------  --------  -------
Shawn
Callahan,. .    2002   $    54,000          -0-      -0-      -0-       -0-       -0-
Secretary, .    2001   $    54,000          -0-      -0-      -0-       -0-       -0-
Treas., Dir.    2000   $    44,000          -0-      -0-      -0-       -0-       -0-
------------  -------  ------------  -----------  -------  -------  --------  -------




(1) The dollar value of base salary (cash and non-cash) received. Information on the stock-based compensation can be found in the accompanying audited financial statements. * = Salary for Mr. Shiflett is for six months ended June 30, 2002.

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

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     (a)  Security  Ownership  of  Certain  Beneficial  Owners

   The following Table sets forth the shares held by those persons who own more than five percent of Metwood's common stock as of October 11, 2002, based upon 12,053,549 shares outstanding.

                     Name  and  address
Title  of  Class     of beneficial  owner  Number  of  shares   Percent of class
----------------     -----------------     ------------------   ----------------


Common     Robert  ('Mike')  Callahan       5,564,665  (1)           46.1%
           819 Naff Road
           Boones Mill, VA 24065

Common     Ronald  Shiflett                 2,151,282                17.8%
           819 Naff Road
           Boones Mill, VA 24065

Common     Shawn  Callahan                  1,004,550                 8.3%
           819 Naff Road
           Boones Mill, VA 24065

(1) Includes direct and indirect interests. There are 2,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

(b) Security Ownership of Management

     The following table sets forth the shares held by Metwood directors and officers as of October 11, 2002.

                     Name  and  address
Title  of  Class     of beneficial  owner  Number  of  shares   Percent of class
----------------     -----------------     ------------------   ----------------


Common     Robert  ('Mike')  Callahan      5,564,665  (1)           46.1%
           819 Naff Road
           Boones Mill, VA 24065

Common     Ronald  Shiflett                2,151,282                17.8%
           819 Naff Road
           Boones Mill, VA 24065

Common     Shawn  Callahan                 1,004,550                 8.3%
           819  Naff  Road
           Boones Mill, VA 24065

Ownership of shares by directors and officers of Metwood as a group: 72.2%

(1) Includes direct and indirect interests. There are 2,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

     (c)  Changes  in  Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item 12. Certain Relationships and Related Transactions

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

The Company contracts with a construction company related through common ownership whereby the Company earns fees from construction-related services. During the years ended June 30, 2002 and 2001, the Company earned and collected $79,977 and $-0-, respectively, in equipment rental and other revenue from this company. There were no amounts receivable from the related party at June 30, 2002 and June 30, 2001.

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

During the year ended June 30, 2002, the Company purchased five acres of land adjacent to its corporate offices and warehouses. The purchase price of $89,000 was paid to an entity controlled by the Company's officer and shareholder.

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
1.  The  following financial statements of Metwood are included in Part II, Item
7:
Independent Auditors' Report                         19-20
Balance Sheet - June 30, 2002                           21
Statements of Income - Years Ended
     June 30, 2002 and 2001                             22
Statements of Cash Flows - Years Ended
     June 30, 2002 and 2001                             23
Statements of Stockholders' Equity - Years Ended
     June 30, 2002 and 2001                             24
Notes to Financial Statements                        25-31

          2. Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 3 of Form 8-K as amended filed August 11, 2001.

23. Consent of Auditors

(b) Reports on Form 8-K

A Form 8-K and related 8-K/A were filed during the fourth quarter discussing the Acquisition of all the assets of Providence Engineering.










                             SIGNATURE PAGE FOLLOWS
                             ----------------------





















                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

          METWOOD, INC.

Date: October 11, 2002     By: /s/ Robert ('Mike') Callahan
                           --------------------------------
                                   Robert ('Mike') Callahan
                                   President and Director

Date: October 11, 2002     By: /s/ Ronald Shiflet
                           ----------------------
                                   Ronald Shiflett
                                   Vice-President and Director

Date: October 11, 2002     By: /s/ Shawn Callahan
                           ----------------------
                                   Shawn Callahan
                                   Secretary, Treasurer and Director

Date: October 11, 2002     By: /s/ Annette G. Mariano
                           --------------------------
                                   Annette G. Mariano
                                   Chief Financial Officer