Form 10QSB
period 2002-09-30
METWOOD INC
filed 2002-11-20
CIK 32567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 12 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

                         Commission File Number 0-05391


                                  METWOOD, INC.
             (Exact name of registrant as specified in its charter)


              NEVADA                                        83-0210365
 (State or other jurisdiction                              (IRS Employer
          of incorporation)                              Identification No.)


                      819 Naff Road, Boones Mill, VA 24065
                    (Address of principal executive offices)

                            (540) 334-4294 (Issuer's
                                telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No______

Number of shares of common stock outstanding as of November 18, 2002: 12,053,549

Transitional Small business Disclosure Format (Check one) Yes [  ] No  [X]




                          METWOOD, INC. AND SUBSIDIARY
                         TABLE OF CONTENTS - FORM 10QSB

PART I - FINANCIAL INFORMATION                                                                                   Page

       Item 1   Financial Statements

                    Consolidated Balance Sheet - September 30, 2002                                               3-4

                    Consolidated Statements of Income for the Three Months Ended                                   5
                          September 30, 2002 and 2001

                    Consolidated Statements of Cash Flows for the Three Months                                     6
                          Ended September 30, 2002 and 2001

                    Notes to Consolidated Financial Statements                                                   7-10

       Item 2   Management's Discussion and Analysis                                                             11-15

       Item 3   Controls and Procedures                                                                           16

PART II - OTHER INFORMATION

       Item 5   Other Information

                    Changes in Registrant's Certifying Accountant                                                 17

       Item 6   Exhibits and Reports on Form 8-K                                                                  18

Signatures                                                                                                        18

Certification of Chief Executive Officer                                                                         19-20

Certification of Chief Financial Officer                                                                         21-22

Index to Exhibits                                                                                                 23




                           METWOOD, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002


                                                                                                   (Unaudited)
                                                                                                 September 30, 2002
                                                                                                  -----------------
ASSETS

Current Assets
      Cash                                                                                                $ 54,829
      Accounts receivable                                                                                  150,413
      Inventory                                                                                            263,179
      Prepaid expenses                                                                                      19,720
                                                                                                  -----------------

           Total current assets                                                                            488,141

Property and Equipment
      Furniture, fixtures and equipment                                                                     33,457
      Computer hardware, software and peripherals                                                           64,041
      Website development                                                                                   11,800
      Machinery and shop equipment                                                                         156,037
      Vehicles                                                                                             129,918
      Buildings and improvements                                                                           673,866
      Land                                                                                                 177,000
                                                                                                  -----------------
                                                                                                         1,246,119
      Less accumulated depreciation                                                                       (215,519)
                                                                                                  -----------------

           Net property and equipment                                                                    1,030,600

      Goodwill                                                                                             253,088
                                                                                                  -----------------

                TOTAL ASSETS                                                                            $1,771,829
                                                                                                  =================

See accompanying notes to consolidated financial statements.




                          METWOOD, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002


                                                                                                        (Unaudited)
                                                                                                        September 30,
                                                                                                            2002
                                                                                                       ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                                                  $ 103,511
      Income taxes currently payable                                                                            33,442
      Bank line of credit                                                                                      140,000
                                                                                                       ----------------

           Total current liabilities                                                                           276,953

Long-Term Liabilities
      Deferred income tax liability                                                                             29,083
                                                                                                       ----------------

           Total liabilities                                                                                   306,036
                                                                                                       ----------------

Stockholders' Equity
      Common stock, $.001 par, 100,000,000 shares authorized;
         12,053,549 shares issued and outstanding                                                               12,053
      Common stock not yet issued ($.001 par, 4,000 shares)                                                          4
      Additional paid-in capital                                                                             1,347,696
      Retained earnings                                                                                        106,040
                                                                                                       ----------------

           Total stockholders' equity                                                                        1,465,793
                                                                                                       ----------------

           TOTAL LIABILITIES
             AND STOCKHOLDERS' EQUITY                                                                       $1,771,829
                                                                                                       ================

See accompanying notes to consolidated financial statements.




                          METWOOD, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                       (Unaudited)
                                                                          ----------------------------------------
                                                                            September 30,         September 30,
                                                                                2002                  2001
                                                                          ------------------    ------------------
REVENUES
      Sales                                                                       $ 470,651             $ 438,141
      Cost of sales                                                                (254,093)             (241,173)
                                                                          ------------------    ------------------
           Gross profit                                                             216,558               196,968

ADMINISTRATIVE EXPENSES
      Advertising                                                                     3,196                 8,915
      Consulting                                                                      4,525
      Depreciation                                                                   18,127                15,000
      Employee benefit programs                                                      11,604                 5,066
      Insurance                                                                      10,471                 4,137
      Investor relations                                                              1,628
      Other                                                                           5,416                 2,336
      Payroll taxes                                                                  11,090                 9,703
      Printing and reproduction                                                       1,811
      Professional fees                                                              21,414                 4,547
      Repairs and maintenance                                                         3,104                10,931
      Salaries and wages                                                             94,034                69,469
      Supplies and office expense                                                     7,786                10,419
      Telephone                                                                       4,609                 5,372
      Travel                                                                          2,992
      Utilities                                                                       2,097                 1,472
      Vehicle expenses                                                                9,286                 1,445
                                                                          ------------------    ------------------
      Total administrative expenses                                                 213,190               148,812
                                                                          ------------------    ------------------

Operating income                                                                      3,368                48,156

Other income (expense)                                                                  (60)                2,166
                                                                          ------------------    ------------------

Income before income taxes                                                            3,308                50,322

Income tax provision                                                                  1,415
                                                                          ------------------    ------------------

Net income                                                                          $ 1,893              $ 50,322
                                                                          ==================    ==================

Basic and diluted earnings per share                                              **                    **

Weighted average number of shares                                                12,053,549            11,757,883

**Less than $.01

See accompanying notes to consolidated financial statements.




                                METWOOD, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                                          ----------------------------------
                                                                                               2002               2001
                                                                                          ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                  $ 1,893           $ 50,322
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                             18,127             15,000
         Changes in operating assets and liabilities:
             Decrease (increase) in accounts receivable and related                               36,350            (15,023)
                 due from shareholder
             Increase in inventory                                                                   (22)              (906)
             Increase in prepaid expenses                                                        (12,139)
             Increase (decrease) in accounts payable and accrued expenses                          5,033            (42,819)
             Decrease in income taxes payable                                                    (16,058)
             Increase in deferred income taxes                                                    17,473
                                                                                          ---------------    ---------------
                 Net cash provided by operating activities                                        50,657              6,574
                                                                                          ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                                                         (42,159)           (12,824)
                                                                                          ---------------    ---------------
         Net cash used by investing activities                                                   (42,159)           (12,824)
                                                                                          ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of note payable                                                                 (21,757)
     Net borrowings (repayments) under line-of-credit agreement                                (10,000)              30,000
                                                                                          ---------------    ---------------
         Net cash used by financing activities                                                   (31,757)            30,000
                                                                                          ---------------    ---------------

Net increase (decrease) in cash                                                                  (23,259)            23,750

Cash, beginning of year                                                                           78,088             25,924
                                                                                          ---------------    ---------------

Cash, end of year                                                                               $ 54,829           $ 49,674
                                                                                          ===============    ===============
See accompanying notes to consolidated financial statements.

                          METWOOD, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Activity - Metwood, Inc. ("Metwood") was organized under the laws of the Commonwealth of Virginia on April 7, 1993. On June 30, 2000, Metwood entered into an Agreement and Plan of Reorganization in which the majority of its outstanding common stock was acquired by a publicly held Nevada shell corporation. The acquisition was a tax-free exchange for federal and state income tax purposes and was accounted for as a reverse merger in accordance with Accounting Principles Board No. 16. Upon acquisition, the name of the shell corporation was changed to Metwood, Inc., and Metwood, Inc., the Virginia corporation, became a wholly owned subsidiary of Metwood, Inc., the Nevada corporation. The publicly traded shell corporation had not had a material operating history for several years prior to the merger.

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, P.C. ("Providence"), a professional engineering firm with customers in the same proximity as Metwood, paying $60,000 in cash and issuing 290,000 common shares to the two Providence shareholders. These shares were valued at the closing quoted stock price of $1.00 per share at the effective date of the purchase. See the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 for additional disclosures. One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition. The transaction was accounted for under the purchase method of accounting.

The consolidated company ("the Company") provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Basis of Presentation - The unaudited condensed financial statements included herein include the accounts of Metwood, Inc. (the Nevada corporation) and its wholly owned subsidiary (the Virginia corporation) on a consolidated basis, prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.

Accounts Receivable - Accounts receivable are charged to an allowance for doubtful accounts as they are deemed uncollectible based upon a periodic review of the accounts. At September 30, 2002, the allowance was $1,479 and has been netted against accounts receivable for balance sheet presentation.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. The Company performs ongoing credit evaluations of its customers.

Management's Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income Per Common Share -SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the years presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share.

Web Site Development - The rules regarding capitalization versus expensing of web site development costs have been set forth in two American Institute of Certified Public Accountants (AICPA) publications, AICPA Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and AICPA Emerging Issues Task Force (EITF) Issue No. 00-2, "Accounting for Web Site Development Costs." These publications require, in part, that all costs incurred during the application development stage of web site development be capitalized, all training and application maintenance costs incurred during the post-implementation (operations) stage be expensed, and all upgrades and enhancements incurred during the post-implementation (operations) stage be capitalized. As of September 30, 2002, the Company had capitalized $11,800 in costs which have been incurred in the development stage of its web site.

New Accounting Standards - In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. Transition to the new rules of SFAS 142 requires the completion of a transitional impairment test of goodwill within the first year of adoption. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and plans to perform impairment testing of its goodwill in the second quarter of its fiscal year.

NOTE 2 - EARNINGS PER SHARE

Net income and earnings per share for the three months ending September 30, 2002 and 2001 is as follows:

                                                                               2002                 2001
                                                                               ----                 ----

          Net income                                                           $1,893              $50,322
          Income per share - basic and fully diluted                               **                   **
          Weighted average number of shares                                12,053,549           11,757,883

**Less than $.01

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2002 and 2001 are summarized as follows:

                                                                                     2002                 2001
                                                                                     ----                 ----
          Cash paid for:
          Income taxes                                                              $    --            $   --
          Interest                                                                  $ 2,128             $ 861


NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a construction company related through common ownership and from whom the Company earns equipment rental fees. There were no fees earned for the three months ended September 30, 2002 or 2001, and there were no amounts receivable from the related party at September 30, 2002 or 2001.

NOTE 5 - BANK CREDIT LINE

During the three months ended September 30, 2002, the Company borrowed $20,000 on its $650,000 bank line of credit and repaid $30,000, leaving a balance of $140,000 outstanding. The available line of credit at September 30, 2002 was $510,000. The loan is payable on demand, with interest payable at the bank's prime rate. The actual rate of interest in effect at September 30, 2002 was 4.75%. Accounts receivable, equipment, general intangibles, inventory, furniture and fixtures secure the loan under a signed Security Agreement dated February 25, 2002. The Company's shareholder and CEO guarantees the loan.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. However, the Company's manufactured products must either be sold with their engineers' seal or with Building Officials Code Association (BOCA) approval. Summarized revenue and expense information by segment for the three months ended September 30, 2002 and 2001 follows:

                                                                        2002                 2001
                                                                        ----                 ----
          Manufacturing:
             Revenues from external customers                       $437,197           $438,141
             Intersegment revenues                                        --                 --
             Segment profit before income taxes                       35,891             50,322

          Engineering:
             Revenues from external customers                      $  33,454           $     --
             Intersegment revenues                                       200                 --
             Segment loss before income taxes                        (32,583)                --


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
With the exception of historical facts stated herein, the matters discussed in this report are "forward-looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward-looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward-looking" statements, which are by their nature, uncertain as reliable indicators of future performance.

Description of Business

Background

As discussed in detail in Note 1, the Company was incorporated under the laws of the Commonwealth of Virginia on April 7, 1993 and, on June 30, 2000, entered into a reverse merger in which it became the wholly owned subsidiary of a public Nevada shell corporation, renamed Metwood, Inc. Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, P.C. in a transaction accounted for under the purchase method of accounting.

Principal Products/Services and Markets

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

The Company's primary products and services are:

          -    Girders and headers

          -    Floor joists

          -    Floor joist reinforcers

          -    Roof and floor trusses

          -    Garage, deck and porch concrete pour-over systems

          -    Garage and post and beam buildings

          -    Engineering, design and custom building services

Distribution Methods of the Products and Services

The Company's sales are primarily retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 20% of the Company's sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. The Company is currently in the process of establishing more relationships with wholesale yards to increase sales and to have the wholesale yards stock Metwood products. The Company relies on its own sales force for all outside sales but is anticipating utilizing the salespeople of wholesale yards as an additional sales force once the yards stock the Company's products. The Company is also in discussions with national engineered I-joist manufacturers who are interested in marketing the Company's products and expects to announce affiliations with these companies in the near future.

Seasonality of Market

The Company's sales are subject to seasonal impacts, as its products are used in residential and commercial construction projects, which tend to be at a higher building rate in Virginia and North Carolina between the months of March and October. Accordingly, the Company's sales are greater in its fourth and first quarters. The Company builds an inventory of its products throughout the winter and spring to support its sales season.

Competition

Nationally, there are over one hundred manufacturers of the types of products produced by the Company. Approximately 10% of these manufacturers capture approximately 80% of the market for these products. In addition, most of these manufacturers are better financed than the Company, and therefore better poised for market retention and expansion. The majority of these manufacturers, however, are using wood-only products, or products without metal reinforcement. The Company has identified only one other manufacturer in the western United States that manufactures a wood-metal floor truss similar to that of the Company. The Company holds four separate patents on its products (see Patents section below) that are unique only to the Company. The Company intends to continue to expand the wholesale marketing of its unique products to retailers and to license the Company's technology and products in order to increase its distribution outside of Virginia, North Carolina and the South.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials used by the Company are readily available on the market from numerous suppliers. The light-gage metal used by the Company is supplied primarily by Dietrich Industries. The Company's main sources of lumber are Lowe's, 84 Lumber Company, and Smith Mountain Building Supply. Gerdau Amersteel, Descosteel, and Adelphia Metals provide the majority of the Company's rebar supply. Because of the number of suppliers available to the Company, its decisions in purchasing materials is dictated primarily by price and secondarily by availability. The Company does not anticipate a lack of supply to ever affect its production, but rather a shortage may cause the Company to pass on higher materials prices to its buyers.

Dependence on One or a Few Major Customers

Presently the Company does not have a customer, the loss of which would have a substantial impact on the Company's operations. As the Company continues to expand its wholesale sales to retailers, a substantial impact would be more likely should such a customer be lost.

Patents

The Company has four U.S. patents:

     U.S. Patent No. 5,519,977, Joist Reinforcing Bracket, a bracket that reinforces wooden joists, provided with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit.

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

Each of these patents was originally issued to the inventors and Company founders, Robert (Mike) Callahan and Ronald Be. Shiflett, who licensed these patents to the Company.

Need for Government Approval of Principal Products

The Company's products must either be sold with an engineer's seal or Bureau Officials Code Association (BOCA) approval. Once BOCA approval is obtained, the products can be used in all fifty states. The Company's floor joist patch kit received BOCA approval in April 2001. The Company expects this to greatly assist in the uniform acceptability of the Company's products as it expands to new markets.

Time Spent During the Last Two Fiscal Years on Research and Development
Activities

Approximately fifteen percent of the Company's time and resources have been spent during the last two fiscal years researching and developing metal/wood products.

Results of Operations

Net Income

The Company had net income of $1,893 for the three months ended September 30, 2002, versus net income of $50,322 for the three months ended September 30, 2001, a decrease of $48,429. The decrease in income was a result of increased expenses related to the acquisition of Providence Engineering ("Providence"), particularly payroll and related benefits, insurance and professional fees.

Sales

Revenues were $470,651 for the three months ended September 30, 2002, versus $438,141 for the three months ended September 30, 2001, an increase of $32,510, or 7%. The increase was due to the sales contributed by Providence for the quarter. Average selling prices and gross margins remained fairly constant.

Expenses

Total administrative expenses were $213,190 for the three months ended September 30, 2002, versus $148,812 for the three months ended September 30, 2001, an increase of $64,378, or 43%. Notable differences were as follows:

          - Salaries and wages, employee benefits and payroll taxes increased $68,725, of which $43,364 was attributable to Providence, with some additional benefit costs due to an increased number of eligible employees; benefit packages are currently being evaluated in order to change them in such a way as to be the most cost effective for both companies;

          - Travel and vehicle expenses increased $10,833 as a result of the Company's out-of-state marketing campaign at building trade shows;

          - Insurance expense increased $6,334 due to the initial increased expense added by Providence, the purchase of key man life insurance, as well as the increase in insurance costs generally (an average of 30% nationwide); however Metwood and Providence have combined general liability and workers compensation insurance packages which will result in costs savings in the future.

Liquidity and Capital Reserves

On September 30, 2002, the Company had cash of $54,829 and working capital of $211,688. Net cash provided by operating activities was $50,657 for the three months ended September 30, 2002 as compared to $6,574 for the three months ended September 30, 2001. The difference was due primarily to a net collection of accounts receivable of $36,350.

Net cash used in investing activities was $42,159 for the three months ended September 30, 2002 as compared to net cash used of $12,824 during the same period ended September 30, 2001. Cash flows used in investing activities for the quarter ended September 30, 2002 were primarily for a roof addition ($9,747), vehicles ($10,000), and computers, software and capitalized website development ($16,719).

Cash used in financing activities totaled $31,757 for the three months ended September 30, 2002 as compared with cash provided by financing activities of $30,000 for the three months ended September 30, 2001. Cash was used in the current period to pay off vehicle loans and to pay down the bank line of credit, whereas in the prior year, funds were obtained from the bank line of credit for operating capital.

ITEM 3 - CONTROLS AND PROCEDURES

The management of Metwood, Inc. has reviewed the systems of internal controls and disclosures within the specified time frame of ninety days. Management believes that the systems in place allow for proper controls and disclosures of financial reporting information. There have been no changes in these controls since our last evaluation date.

                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

Changes in Registrant's Certifying Accountant

(a) Previous independent accountant
(i) On November 13, 2002, the Company dismissed Bongiovanni & Associates as its independent accountants.
(ii) The reports of Bongiovanni & Associates on the financial statements for the years ended June 30, 2002 and June 30, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was recommended by the Company's board of directors.

(iv) During the Company's most recent fiscal year ended June 30, 2002, there were disagreements with the former accountant on matters of accounting principles or practice that, if not resolved to the satisfaction of the former accountant, would have caused them to make reference to the subject matter of the disagreements in connection with their report. The subject matter of the disagreements was 1) the capitalization of computer software developed by a shareholder of Providence and purchased by Metwood and 2) the effective date of the purchase of Providence's assets. These matters were discussed with the Company's board of directors and were resolved to the satisfaction of both the Company and our former accountant. The Company has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of each of such disagreements. In connection with the Company's audit for the fiscal year ended June 30, 2001, there were no disagreements with the fo the disagreements in connection with their report.

(v) The Company has requested that Bongiovanni & Associates furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements and, if not, stating the respects in which they do not agree. A copy of such letter will be filed with the Commission within ten business days after the filing of this report.

(b) New independent accountant

(i) The Company engaged McLeod & Company as its new independent accountants as of November 13, 2002. During the two most recent fiscal years and through November 13, 2002, the Company has not consulted with McLeod & Company regarding either 1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and McLeod & Company did not provide either a written report or oral advice on any such matters; or 2) any matter that was either the subject of a disagreement or a reportable event, each as defined in Item 304 of Regulation S-K.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           See index to exhibits.

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended September 30, 2002.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2002                      /s/Robert M. Callahan
                                              Robert M. Callahan
                                              Chief Executive Officer

                                             /s/Annette G. Mariano
                                             Annette G. Mariano
                                             Chief Financial Officer

                    Certification of Chief Executive Officer
                 Securities Exchange Act rules 13a-14 and 15d-14
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002





Robert M. Callahan, Chief Executive Officer of Metwood, Inc., certifies that:

1.   I have reviewed this quarterly report on Form 10-QSB of Metwood, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 131-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 18, 2002                       /s/   Robert M. Callahan
                                               Robert M. Callahan
                                               Chief Executive Officer

                    Certification of Chief Financial Officer
                 Securities Exchange Act rules 13a-14 and 15d-14
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002





Annette G. Mariano, Chief Financial Officer of Metwood, Inc., certifies that:

1.   I have reviewed this quarterly report on Form 10-QSB of Metwood, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 131-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 18, 2002                  /s/  Annette G. Mariano
                                          Annette G. Mariano
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

NUMBER                       DESCRIPTION OF EXHIBIT
------                       ----------------------
  3(i)*                      Articles of Incorporation

  3(ii)**                    By-Laws




*Incorporated by reference on Form 8-K, filed February 16, 2000.

**Incorporated by reference on Form 8-K, filed February 16, 2000.