Form 10QSB
period 2002-12-31
METWOOD INC
filed 2003-02-24
CIK 32567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                For the quarterly period ended December 31, 2002

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

Number of shares of common stock outstanding as of February 14, 2003: 12,043,549

Transitional Small business Disclosure Format (Check one) Yes [ ] No  [X]


                          METWOOD, INC. AND SUBSIDIARY
                         TABLE OF CONTENTS - FORM 10QSB

PART I - FINANCIAL INFORMATION                                                                                   Page

       Item 1   Financial Statements

                    Consolidated Balance Sheet - December 31, 2002                                                3-4

                    Consolidated Statements of Income (Loss) for the Three and Six Months                          5
                          Ended December 31, 2002 and 2001

                    Consolidated Statements of Cash Flows for the Six Months                                       6
                          Ended December 31, 2002 and 2001

                    Notes to Consolidated Financial Statements                                                   7-10

       Item 2   Management's Discussion and Analysis                                                             11-15

       Item 3   Controls and Procedures                                                                           16

PART II - OTHER INFORMATION

       Item 5   Other Information

                    Changes in Registrant's Certifying Accountant                                                 17

       Item 6   Exhibits and Reports on Form 8-K                                                                  18

Signatures                                                                                                        18

Certification of Chief Executive Officer                                                                         19-20

Certification of Chief Financial Officer                                                                         21-22

Index to Exhibits                                                                                                 23


                      METWOOD, INC. & SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 2002

                                                                             (Unaudited)
                                                                            December 31,
                                                                                     2002
                                                                           ---------------
ASSETS

Current Assets
   Accounts receivable                                                            179,856
   Inventory                                                                      283,735
   Prepaid expenses                                                                27,885
                                                                           ---------------

      Total current assets                                                        491,476

Property and Equipment
   Furniture, fixtures and equipment                                               33,457
   Computer hardware, software and peripherals                                     66,315
   Website development                                                             11,800
   Machinery and shop equipment                                                   169,090
   Vehicles                                                                       162,418
   Buildings and improvements                                                     674,406
   Land                                                                           177,000
                                                                           ---------------
                                                                                1,294,486
   Less accumulated depreciation                                                 (235,428)
                                                                           ---------------

      Net property and equipment                                                1,059,058

   Goodwill                                                                       253,088
                                                                           ---------------

           TOTAL ASSETS                                                        $1,803,622
                                                                           ===============

See accompanying notes to consolidated financial statements.


                     METWOOD, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 2002

                                                                             (Unaudited)
                                                                             December 31,
                                                                                     2002
                                                                            --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Bank overdrafts                                                                $52,029
   Accounts payable and accrued expenses                                          103,864
   Income taxes currently payable                                                  17,752
   Bank line of credit                                                            210,153
                                                                            --------------

      Total current liabilities                                                   383,798

Long-Term Liabilities
   Deferred income tax liability                                                   41,045
                                                                            --------------

      Total liabilities                                                           424,843
                                                                            --------------

Stockholders' Equity
   Common stock, $.001 par, 100,000,000 shares authorized;
      12,043,549 shares issued and outstanding                                     12,043
   Common stock not yet issued ($.001 par, 4,000 shares)                                4
   Additional paid-in capital                                                   1,336,206
   Retained earnings                                                               30,526
                                                                            --------------

      Total stockholders' equity                                                1,378,779
                                                                            --------------

      TOTAL LIABILITIES
        AND STOCKHOLDERS' EQUITY                                               $1,803,622
                                                                            ==============

See accompanying notes to consolidated financial statements.


                      METWOOD, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME (LOSS)
     FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                      Three Months Ended                  Six Months Ended
                                   --------------------------  --------------------------------------
                                   December 31,  December 31,   December 31,         December 31,
                                       2002          2001           2002                2001
                                   ------------  ------------  -------------    ---------------------
REVENUES
   Sales                              $479,767      $396,098       $950,618                 $834,239
   Cost of sales                      (341,833)     (167,123)      (603,112)                (416,189)
                                   ------------  ------------  -------------    ---------------------
      Gross profit                     137,934       228,975        347,506                  418,050

ADMINISTRATIVE EXPENSES
   Advertising                           3,346        22,770          6,543                   31,685
   Consulting                            3,900             -          8,425                        -
   Depreciation                         12,566        15,000         24,239                   30,000
   Employee benefit programs             8,531         5,944         19,356                   10,918
   Insurance                            11,006        14,029         22,255                   18,258
   Office expense                       17,127         7,453         28,106                   10,482
   Other                                 5,826           893         11,404                    1,821
   Payroll taxes                         2,535         9,536         13,625                   19,240
   Professional fees                    33,115        12,530         54,529                   17,077
   Property taxes                        6,596         5,527          6,596                    5,527
   Repairs and maintenance                  93        13,700          2,546                   24,631
   Salaries and wages                   99,422        91,841        193,660                  161,310
   Telephone                             4,993         3,541          9,602                    8,913
   Travel                                3,980             -          6,972                        -
   Utilities                             1,800         2,739          3,897                    4,210
   Vehicle expenses                      1,584         1,053         10,870                    2,498
                                   ------------  ------------  -------------    ---------------------
   Total administrative expenses       216,420       206,556        422,625                  346,570
                                   ------------  ------------  -------------    ---------------------

Operating income (loss)                (78,486)       22,419        (75,119)                  71,480

Other income (expense)                    (756)        1,644           (815)                   2,905
                                   ------------  ------------  -------------    ---------------------

Income before income taxes             (79,242)       24,063        (75,934)                  74,385

Income tax provision (benefit)          (3,728)       16,743         (2,313)                  16,743
                                   ------------  ------------  -------------    ---------------------

Net income (loss)                     $(75,514)       $7,320       $(73,621)                 $57,642
                                   ============  ============  =============    =====================

Basic and diluted earnings per          **            **            **                   **
 share

Weighted average number of shares   12,042,571    11,756,550     12,048,060               11,772,216

**Less than $.01

See accompanying notes to consolidated financial statements.


                     METWOOD, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                                      ---------------------------
                                                                           2002           2001
                                                                      ------------   ------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
   Net income (loss)                                                     $(73,621)       $57,642
   Adjustments to reconcile net income (loss) to net cash from (used for)
   operating activities:
      Depreciation                                                         38,036         30,000
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                         6,982        (21,806)
         Increase in inventory                                            (20,578)       (49,374)
         Increase in prepaid expenses                                     (20,379)
         Increase (decrease) in accounts payable and accrued expenses      (8,374)         7,322
         Decrease in current income taxes payable                         (31,748)
         Increase in deferred income taxes                                 29,435          2,270
                                                                      ------------   ------------
           Net cash from (used for) operating activities                  (80,247)        26,054
                                                                      ------------   ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES
   Expenditures for building and improvements                             (13,593)       (92,263)
   Expenditures for equipment                                             (76,933)       (41,113)
                                                                      ------------   ------------
      Net cash used for investing activities                              (90,526)      (133,376)
                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank overdrafts                                             52,029
   Common stock retired                                                   (15,000)
   Common stock issued for services                                         3,500
   Common stock issued for equipment                                                      15,000
   Repayment of note payable                                               (7,997)
   Net borrowings (repayments) under line-of-credit agreement              60,153        100,000
                                                                      ------------   ------------
      Net cash from financing activities                                   92,685        115,000
                                                                      ------------   ------------

Net increase (decrease) in cash                                           (78,088)         7,678

Cash, beginning of the year                                                78,088         25,924
                                                                      ------------   ------------

Cash, end of the period                                                  $      -        $33,602
                                                                      ============   ============


See accompanying notes to consolidated financial statements.

                          METWOOD, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.

Accounts Receivable - Accounts receivable are charged to an allowance for doubtful accounts as they are deemed uncollectible based upon a periodic review of the accounts. At December 31, 2002, the allowance was $821 and has been netted against accounts receivable for balance sheet presentation.

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

Web Site Development - The rules regarding capitalization versus expensing of web site development costs have been set forth in two American Institute of Certified Public Accountants (AICPA) publications, AICPA Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and AICPA Emerging Issues Task Force (EITF) Issue No. 00-2, "Accounting for Web Site Development Costs." These publications require, in part, that all costs incurred during the application development stage of web site development be capitalized, all training and application maintenance costs incurred during the post-implementation (operations) stage be expensed, and all upgrades and enhancements incurred during the post-implementation (operations) stage be capitalized. As of December 31, 2002, the Company had capitalized $11,800 in costs which have been incurred in the development stage of its web site.

New Accounting Standards - In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually, or immediately if conditions indicate that such an impairment could exist. Transition to the new rules of SFAS 142 requires the completion of a transitional impairment test of goodwill within the first year of adoption. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 using discounted cash flow estimates and found no goodwill impairment.

NOTE 2 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ending December 31, 2002 and 2001 are as follows:

                                                        For the three months ended              For the six months ended
                                                                 December 31,                        December 31,
                                                           2002               2001                  2002        2001
                                                        -----------         ----------          ------------  -------

Net income (loss)                                         $(75,514)          $7,320             $(73,621)    $57,642
Income per share - basic and fully diluted                      **               **                    **         **
Weighted average number of shares                        12,042,571      11,756,550            12,048,060 11,772,216

**Less than $.01


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and six months ended December 31, 2002 and 2001 are summarized as follows:

                                                                  For the three months ended           For the six months ended
                                                                   2002                 2001          2002            2001
                                                                 --------            ----------    ------------     -------
          Cash paid for:
          Income taxes                                             $   --                $   --         $   --        $   --
          Interest                                                 $ 2,088               $2,110         $4,208        $3,015


NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a construction company related through common ownership and from whom the Company earns equipment rental fees. There were no fees earned for the three and six months ended December 31, 2002 or 2001, and there were no amounts receivable from the related party at December 31, 2002 or 2001.

NOTE 5 - BANK CREDIT LINE

During the six months ended December 31, 2002, the Company borrowed $90,000 on its $650,000 bank line of credit and repaid $30,000, leaving a balance of $210,000 outstanding. The available line of credit at December 31, 2002 was $440,000. The loan is payable on demand, with interest payable at the bank's prime rate. The actual rate of interest in effect at December 31, 2002 was 4.25%. Accounts receivable, equipment, general intangibles, inventory, furniture and fixtures secure the loan under a signed Security Agreement dated February 25, 2002. The Company's shareholder and CEO guarantees the loan.

NOTE 6 - SEGMENT INFORMATION

The   Company   operates   in  two   principal   business   segments:   (1)
construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. However, the Company's manufactured products must either be sold with their engineers' seal or with Building Officials Code Association (BOCA) approval. Summarized revenue and expense information by segment for the three and six months ended December 31, 2002 and 2001 follows:


                                                    For the three months ended    For the six months ended
                                                         December 31,                    December 31,
                                                  2002               2001           2002           2001
                                               -----------         ----------   ------------    -----------
Construction:
Revenues from external customers                $433,588        $396,098          $870,785     $834,239
Intersegment revenues                           $     --        $     --          $     --     $     --
Income (loss) before income taxes               $(74,985)       $ 24,063          $(39,094)    $ 74,385

Engineering:
Revenues from external customers                $ 46,179        $     --          $  79,833    $     --
Intersegment revenues                           $     --        $     --          $      --    $     --
Income (loss) before income taxes               $ (4,257)       $     --          $(36,840)    $     --

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

Dependence on One or a Few Major Customers

Presently the Company does not have any one customer, the loss of which would have a substantial impact on the Company's operations. As the Company continues to expand its wholesale sales to retailers, a substantial impact would be more likely should such a customer be lost.

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

Results of Operations

Net Income

The Company had net losses of $75,514 and $73,621, respectively, for the three and six months ended December 31, 2002, versus net income of $7,320 and $57,642, respectively, for the three and six months ended December 31, 2001. This represented decreases of $82,834 and $131,263, respectively, for the three and six months ended December 31, 2002 compared to the same periods in 2001. The decrease in income was a result of increased expenses related to the acquisition of Providence Engineering ("Providence"), particularly payroll and professional fees, as well as increased costs of materials, including new federal tariffs on steel and Canadian soft lumber.

Sales

Revenues were $479,767 for the three months ended December 31, 2002, versus $396,098 for the three months ended December 31, 2001, an increase of $83,669, or 21%. Revenues for the six months ended December 31, 2002 were $950,618 versus $834,239 for the same prior-year period, an increase of $116,379, or 14%. Approximately 50% of the increases for the periods were due to the sales contributed by Providence, with the remaining increases due to greater revenue from engineering and delivery charges and greater overall sales volume. The Company has engaged in an aggressive marketing campaign both through its updated and streamlined web site as well as attendance at numerous trade shows throughout the country. Average selling prices remained fairly constant.

Expenses

Total administrative expenses were $216,420 for the three months ended December 31, 2002, versus $206,556 for the three months ended December 31, 2001, an increase of $9,864, or 5%. Notable differences were as follows:

     - Some expenses, such as certain depreciation and payroll taxes, have been reclassified for the three months ended December 31, 2002 to cost of sales in order to be more accurately matched against related revenues. Doing so resulted in a decrease in administrative expenses of approximately $15,000 compared to what would have otherwise been reflected. Due to a change in accounting systems at January 1, 2002, information needed to similarly reclassify depreciation and payroll taxes for the three months ended December 31, 2001 is not available.

     - Professional fees increased $20,585 due to legal fees associated with patent applications as well as higher audit and accounting fees related to the purchase of Providence.

     - Travel and vehicle expenses increased $4,511 as a result of the Company's out-of-state marketing campaign at building trade shows;

Liquidity and Capital Reserves

On December 31, 2002, the Company had a cash deficit of $52,029 and working capital of $107,678. Net cash used by operating activities was $80,247 for the six months ended December 31, 2002 as compared to $26,054 cash provided for the six months ended December 31, 2001. The difference was due primarily to increases in inventory and prepaid expenses.

Net cash used in investing activities was $90,526 for the six months ended December 31, 2002 as compared to net cash used of $133,376 during the same period ended December 31, 2001. Cash flows used in investing activities for the period were for a roof and other building improvements ($13,593), vehicles ($42,500), shop equipment ($14,077) and computers, software and capitalized website development ($20,356).

Cash provided by financing activities totaled $92,685 for the six months ended December 31, 2002 as compared with cash provided by financing activities of $115,000 for the six months ended December 31, 2001. Cash was borrowed from the bank line of credit in both the current period and the prior year for operating capital and for the purchase of plant and equipment.

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

(iii)The decision to change accountants was recommended by the Company's board of directors.

(iv) During the Company's most recent fiscal year ended June 30, 2002, there was a disagreement with the former accountant on a matter of accounting principle or practice that, if not resolved to the satisfaction of the former accountant, would have caused them to make reference to the subject matter of the disagreement in connection with their report. The subject matter of the disagreement was the capitalization of computer software developed by a shareholder of Providence and purchased by Metwood. This matter was discussed with the Company's board of directors and resolved to the satisfaction of both the Company and our former accountant. The Company has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of the disagreement. In connection with the Company's audit for the fiscal year ended June 30, 2001, there were no disagreements with the former accountant on any matter of accounting principles or practice that, if not resolved to the satisfaction of the former accountant, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

(v) The Company requested that Bongiovanni & Associates furnish it with a letter addressed to the SEC stating whether or not they agree with the above statements and, if not, stating the respects in which they do not agree. A copy of such letter was filed with the Commission noting its agreement with those statements.

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

Date:  February 14, 2003                    /s/  Robert M. Callahan
                                            -----------------------
                                            Robert M. Callahan
                                            Chief Executive Officer

                                            /s/  Annette G. Mariano
                                            -----------------------
                                            Annette G. Mariano
                                            Chief Financial Officer

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



Date:  February 14, 2003                              /s/  Robert M. Callahan
                                                      -------------------------
                                                      Robert M. Callahan
                                                      Chief Executive Officer

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



Date:  February 14, 2003                /s/  Annette G. Mariano
                                        -----------------------
                                        Annette G. Mariano
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