Form 10QSB
period 2003-03-31
METWOOD INC
filed 2003-05-20
CIK 32567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No______

Number of shares of common stock outstanding as of May 19, 2003: 12,051,549

Transitional Small business Disclosure Format (Check one) Yes [ ] No [X]



                          METWOOD, INC. AND SUBSIDIARY
                         TABLE OF CONTENTS - FORM 10QSB

PART I - FINANCIAL INFORMATION                                                                                   Page
       Item 1   Financial Statements

                    Consolidated Balance Sheet - March 31, 2003                                                   3-4

                    Consolidated Statements of Income (Loss) for the Three and Nine Months                         5
                          Ended March 31, 2003 and 2002

                    Consolidated Statements of Cash Flows for the Nine Months                                      6
                          Ended March 31, 2003 and 2002

                    Notes to Consolidated Financial Statements                                                   7-10

       Item 2   Management's Discussion and Analysis                                                             11-15

       Item 3   Controls and Procedures                                                                           16

PART II - OTHER INFORMATION

       Item 6   Exhibits and Reports on Form 8-K                                                                  17

Signatures                                                                                                        17

Certification of Chief Executive Officer                                                                         18-19

Certification of Chief Financial Officer                                                                         20-21

Index to Exhibits                                                                                                 22

                           METWOOD, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF March 31, 2003


                                                                                                       (Unaudited)
                                                                                                        March 31,
                                                                                                          2003
                                                                                                   --------------------
ASSETS
Current Assets
      Cash                                                                                                  21,493
      Accounts receivable                                                                                  162,120
      Inventory                                                                                            361,466
      Prepaid expenses                                                                                      38,197
      Refundable income taxes                                                                               20,053
                                                                                               --------------------

           Total current assets                                                                            603,329

Property and Equipment
      Furniture, fixtures and equipment                                                                     34,521
      Computer hardware, software and peripherals                                                           71,914
      Website development                                                                                   11,800
      Machinery and shop equipment                                                                         192,157
      Vehicles                                                                                             178,504
      Buildings and improvements                                                                           792,523
      Land and land improvements                                                                           179,989
                                                                                               --------------------
                                                                                                         1,461,408
      Less accumulated depreciation                                                                       (256,171)
                                                                                               --------------------

           Net property and equipment                                                                    1,205,237

      Goodwill                                                                                             253,088
                                                                                               --------------------

                TOTAL ASSETS                                                                           $ 2,061,654
                                                                                               ====================


                          METWOOD, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2003


                                                                                                    (Unaudited)
                                                                                                     March 31,
                                                                                                        2003
                                                                                                   ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable and accrued expenses                                                             $ 145,917
      Bank line of credit                                                                                 467,000
                                                                                                 -----------------

           Total current liabilities                                                                      612,917

Long-term Liabilities
      Deferred income tax credits                                                                          44,441
                                                                                                 -----------------

           Total liabilities                                                                              657,358
                                                                                                 -----------------

Stockholders' Equity
      Common stock, $.001 par, 100,000,000 shares authorized;
         12,043,549 shares issued and outstanding                                                          12,043
      Common stock not yet issued ($.001 par, 7,500 shares)                                                     8
      Additional paid-in capital                                                                        1,338,003
      Retained earnings                                                                                    54,242
                                                                                                 -----------------

           Total stockholders' equity                                                                   1,404,296
                                                                                                 -----------------

           TOTAL LIABILITIES
             AND STOCKHOLDERS' EQUITY                                                                 $ 2,061,654
                                                                                                 =================


                          METWOOD, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                         Three Months Ended                     Nine Months Ended
                                                -----------------------------------    -----------------------------------
                                                   March 31,          March 31,           March 31,          March 31,
                                                     2003                2002               2003               2002
                                                ----------------    ---------------    ----------------   ----------------
REVENUES
      Sales                                        $ 384,034          $ 490,367         $ 1,334,451        $ 1,324,607
      Cost of sales                                 (157,403)          (274,077)           (781,775)          (739,131)
                                             ----------------    ---------------    ----------------   ----------------
          Gross profit                               226,631            216,290             552,676            585,476

ADMINISTRATIVE EXPENSES
      Advertising                                     17,144             10,618              23,686             42,303
      Depreciation                                     8,817             14,579              33,056             26,784
      Insurance                                       12,774              7,628              33,152             25,621
      Office expense                                   8,598              8,791              25,256             19,273
      Payroll taxes                                    8,630              6,102              22,256             17,133
      Professional fees                                9,686             11,874              64,215             28,951
      Salaries and wages                             105,895             88,174             299,555            249,485
      Telephone                                        3,376              7,521              12,978             16,435
      Travel                                           5,743              2,128              12,715               2,128
      Vehicle                                          3,826             10,526              12,482             13,024
      Other                                           16,546             30,292              60,861             54,803
                                             ----------------    ---------------    ----------------   ----------------
      Total administrative expenses                  201,035            198,233             600,212            495,940
                                             ----------------    ---------------    ----------------   ----------------

Operating income (loss)                               25,596             18,057             (47,536)            89,536

Other income (expense)                                (3,316)             5,185              (4,131)             8,091
                                             ----------------    ---------------    ----------------   ----------------

Income before income taxes                            22,280             23,242             (51,667)            97,627

Income tax provision (benefit)                           551             12,407              (1,762)            29,150
                                             ----------------    ---------------    ----------------   ----------------

Net income (loss)                                   $ 21,729           $ 10,835           $ (49,905)          $ 68,477
                                             ================    ===============    ================   ================

Basic and diluted earnings per share                **                 **                  **               $ 0.01

Weighted average number of shares                 12,043,549         11,842,549          12,046,578         11,823,734

**Less than $.01


                          METWOOD, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                                                  2003                2002
                                                                                            ----------------    ---------------
CASH FLOWS USED FOR OPERATING ACTIVITIES
     Net income (loss)                                                                          $(49,905)          $ 68,477
     Adjustments to reconcile net income (loss) to net cash used for operating activities:
         Depreciation                                                                             58,779             54,366
         Changes in operating assets and liabilities:
             Decrease (increase) in accounts receivable                                           24,718           (120,229)
             Increase in inventory                                                               (98,309)           (90,237)
             Increase in prepaid expenses                                                        (30,691)           (11,376)
             Increase in accounts payable and accrued expenses                                    29,162             45,317
             Increase (decrease) in current income taxes payable                                 (65,036)            11,084
             Increase in deferred income taxes                                                    32,831             16,559
                                                                                         ----------------    ---------------
                 Net cash used for operating activities                                          (98,451)           (26,039)
                                                                                         ----------------    ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES
     Expenditures for fixed assets                                                              (257,448)          (103,405)
                                                                                         ----------------    ---------------
         Net cash used for investing activities                                                 (257,448)          (103,405)
                                                                                         ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock retired                                                                        (15,000)
     Common stock issued for services                                                              3,500              2,000
     Common stock issed for equipment                                                              1,801             15,000
     Distributions to stockholders                                                                                  (10,840)
     Net borrowings (repayment) of note payable                                                   (7,997)            10,988
     Net borrowings under line-of-credit agreement                                             317,000              140,153
                                                                                         ----------------    ---------------
         Net cash from financing activities                                                      299,304            157,301
                                                                                         ----------------    ---------------

Net increase (decrease) in cash                                                                  (56,595)            27,857

Cash, beginning of the year                                                                       78,088             25,924
                                                                                         ----------------    ---------------

Cash, end of the period                                                                         $ 21,493           $ 53,781
                                                                                         ================    ===============

                          METWOOD, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.

Accounts Receivable - Accounts receivable are charged to an allowance for doubtful accounts as they are deemed uncollectible based upon a periodic review of the accounts. At March 31, 2003, the allowance was zero.

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

Web Site Development - The rules regarding capitalization versus expensing of web site development costs have been set forth in two American Institute of Certified Public Accountants (AICPA) publications, AICPA Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and AICPA Emerging Issues Task Force (EITF) Issue No. 00-2, "Accounting for Web Site Development Costs." These publications require, in part, that all costs incurred during the application development stage of web site development be capitalized, all training and application maintenance costs incurred during the post-implementation (operations) stage be expensed, and all upgrades and enhancements incurred during the post-implementation (operations) stage be capitalized. As of March 31, 2003, the Company had capitalized $11,800 in costs which have been incurred in the development stage of its web site.

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

NOTE 2 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ending March 31, 2003 and 2002 are as follows:

                                                                For the Three Months Ended                For the Nine Months Ended
                                                                        March 31,                                 March 31,
                                                                 2003               2002                     2003            2002
                                                              -----------         ----------               ---------       -------
Net income (loss)                                                $21,729           $10,835                 $(49,905)      $68,477
Income (loss) per share-basic and fully diluted                       **                **                       **          $.01
Weighted average number of shares                             12,043,549        11,842,549               12,046,578    11,823,734

**Less than $.01

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2003 and 2002 are summarized as follows:

                                                                       For the Three Months Ended         For the Nine Months Ended
                                                                                March 31,                          March 31,
                                                                        2003               2002               2003           2002
                                                                     -----------         ----------         ---------      -------
          Cash paid for:
          Income taxes                                                $30,443           $      --            $ 30,443      $    --
          Interest                                                   $  3,825           $   1,910            $  8,033      $ 4,926

NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a construction company related through common ownership and from whom the Company earns equipment rental fees. There were no fees earned for the three and nine months ended March 31, 2003 or 2002, and there were no amounts receivable from the related party at March 31, 2003 or 2002.

NOTE 5 - BANK CREDIT LINE

During the nine months ended March 31, 2003, the Company borrowed $347,000 on its $650,000 bank line of credit and repaid $30,000, leaving a balance of $467,000 outstanding. The available line of credit at March 31, 2003 was $183,000. The loan is payable on demand, with interest payable at the bank's prime rate. The actual rate of interest in effect at March 31, 2003 was 4.25%. Accounts receivable, equipment, general intangibles, inventory, furniture and fixtures secure the loan under a signed Security Agreement dated February 25, 2002. The Company's shareholder and CEO guarantees the loan.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. However, the Company's manufactured products must either be sold with their engineers' seal or with Building Officials Code Association (BOCA) approval. Summarized revenue and expense information by segment for the three and nine months ended March 31, 2003 and 2002 follows:



                                                             For the Three                        For the Nine
                                                             Months Ended                         Months Ended
                                                             March 31,                            March 31,
                                                     2003               2002                   2003            2002
                                                    ------             ------                 ------          ------
Construction:
Revenues from external customers                $ 311,809            $ 404,838             $ 1,182,594     $ 1,239,078
Intersegment revenues                           $      --            $      --             $        --     $        --
Income (loss) before income taxes               $  15,494            $ (12,628)            $   (21,613)    $    61,757

Engineering:
Revenues from external customers                $  72,225            $  85,529             $   151,857     $    85,529
Intersegment revenues                           $      --            $      --             $       200     $        --
Income (loss) before income taxes               $   6,786            $  35,870             $   (30,054)    $    35,870


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

Results of Operations

Net Income

The Company had net income of $21,729 and a net loss of $49,905, respectively, for the three and nine months ended March 31, 2003, versus net income of $10,835 and $68,477, respectively, for the three and nine months ended March 31, 2002. This represents an increase of $10,894 for the three months ended March 31, 2003 and a decrease of $118,382 for the nine months ended March 31, 2003, compared to the same periods in 2002. The increase in net income for the three months ended March 31, 2003 compared to the same period in 2002 resulted primarily from a lower tax provision in the current period. The decrease in net income for the nine months ended March 31, 2003 compared to the prior year was a result of increased expenses related to the acquisition of Providence Engineering ("Providence"), particularly payroll and professional fees; increased costs of materials, including new federal tariffs on steel and Canadian soft lumber; and fixed operating and overhead costs that remained fairly constant while revenue

Sales

Revenues were $384,034 for the three months ended March 31, 2003, versus $490,367 for the three months ended March 31, 2002, a decrease of $106,333, or 22%. Revenue decreases were due primarily to the extreme weather conditions during the fall and winter months, including both rain and snow, which prevented jobs from either starting or being finished. Revenues for the nine months ended March 31, 2003 were $1,334,451 versus $1,324,607 for the same prior-year period, an increase of $9,844, or just under 1%. Increasing revenues during the first six months of the fiscal year (up 14% over the first six months of the prior fiscal year) were almost completely offset by the revenue declines in January through March 2003. Average selling prices remained fairly constant.

Expenses

Total administrative expenses were $201,035 and $600,212 for the three and nine months ended March 31, 2003, respectively, versus $198,233 and $495,940 for the three and nine months ended March 31, 2002, respectively. This is an increase of $2,802 for the three months ended March 31, 2003 compared with the same period in 2002 and an increase of $104,272 for the nine months ended March 31, 2003 over the nine months ended March 31, 2002. Notable differences were as follows:

     - Some expenses, such as certain depreciation, payroll taxes and insurance, have been reclassified for the three and nine months ended March 31, 2003 and 2002 to cost of sales in order to be more accurately matched against related revenues. Doing so resulted in a decrease in administrative expenses of approximately $40,000 and $63,000, respectively, for the three and nine months ended March 31, 2003 compared to what would have otherwise been reflected. There was a corresponding decrease of $18,000 and $62,000, respectively, for the three and nine months ended March 31, 2002 compared to what would have otherwise been reflected.
     - Professional fees increased $35,000 for the nine months ended March 31, 2003 compared to March 2002 due to legal fees associated with patent applications as well as higher audit and accounting fees related to the purchase of Providence.
     - Travel expenses increased approximately $4,000 and $11,000 for the three and nine months ended March 31, 2003, respectively, over the same periods in 2002 as a result of the Company's out-of-state marketing campaign at building trade shows.
     - Salaries and wages increased approximately $18,000 and $50,000 for the three and nine months ended March 31, 2003, respectively, over the same periods in 2002 as a result of hiring additional salesmen and engineering personnel.

Liquidity and Capital Reserves
On March 31, 2003, the Company had cash of $21,493 and a working capital deficit of $9,588. Net cash used by operating activities was $98,451 for the nine months ended March 31, 2003 compared to $26,039 cash used for the nine months ended March 31, 2002. The greater use of cash in the current year resulted primarily from an increase in prepaid expenses and payment of prior years' income taxes.

Net cash used in investing activities was $257,448 for the nine months ended March 31, 2003 compared to net cash used of $103,405 during the same period ended March 31, 2002. Cash flows used in investing activities for the period were for building improvements ($136,323), vehicles ($58,585), shop equipment ($37,145) and computers, software and capitalized website development ($25,395).

Cash provided by financing activities totaled $299,304 for the nine months ended March 31, 2003 as compared with cash provided by financing activities of $157,301 for the nine months ended March 31, 2002. Cash was borrowed from the bank line of credit in both the current period and the prior year for operating capital and for the purchase of plant and equipment.

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

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           See index to exhibits.

      (b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2003.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 19, 2003                           /s/  Robert M. Callahan
                                              Robert M. Callahan
                                              Chief Executive Officer

                                              /s/  Annette G. Mariano
                                              Annette G. Mariano
                                              Chief Financial Officer

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



Date:  May 19, 2003                               /s/  Robert M. Callahan
                                                  -----------------------------
                                                       Robert M. Callahan
                                                       Chief Executive Officer

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



Date:  May 19, 2003                               /s/  Annette G. Mariano
                                                  Annette G. Mariano
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