Form 10KSB
period 2003-06-30
METWOOD INC
filed 2003-10-09
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 12 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number 000-05391

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

(540) 334-4294
(Issuer’s telephone number)

        Securities registered under Section 12(b) of the Exchange Act:
None

        Securities registered under Section 12(g) of the Exchange Act:
$0.001 Par Value Common Voting Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [X]

State issuer’s net revenues for its most recent fiscal year: $1,995,395

As of September 22, 2003 there were 12,057,549 common shares outstanding, and the aggregate market value of the common shares (based upon the average of the bid price ($.35) reported by brokers) held by non-affiliates was approximately $4,220,142.

Transitional Small Business disclosure Format (check one): Yes [ ] No [X]

METWOOD, INC. AND SUBSIDIARY TABLE OF CONTENTS — FORM 10-KSB

PART I		Page(s)

Item 1	Description of Business	1-4

Item 2	Properties	5

Item 3	Legal Proceedings	5-6

Item 4	Submission of Matters to a Vote of Security Holders	6

PART II

Item 5	Market for Common Stock and Related Security Holder Matters	7

Item 6	Management's Discussion and Analysis	8-10

Item 7	Financial Statements

	Independent Auditors' Reports	11-12

	Consolidated Balance Sheet - June 30, 2003	13-14

	Consolidated Statements of Income for the Years Ended June 30, 2003 and 2002	15

	Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2003 and 2002	16

	Consolidated Statements of Cash Flows for the Years Ended June 30, 2003 and 2002	17

	Notes to Consolidated Financial Statements	18-25

PART III

Item 9	Directors and Executive Officers of the Registrant	26-27

Item 10	Executive Compensation	28-29
ii

Item 11	Security Ownership of Certain Beneficial Owners and Management	29-30

Item 12	Certain Relationships and Related Transactions	30

Item 13	Exhibits and Reports on Form 8-K	31

Signatures		32

Certification of Chief Executive Officer		33-34

Certification of Chief Financial Officer		35-36

iii

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

Item 1. Description of Business

Business Development

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

Prior to 1990, the company was engaged in the business of exploring for and producing oil and gas in the Rocky Mountain and mid-continental areas of the United States. The company liquidated substantially all of its assets in 1990 and was dormant until June 30, 2000, when it acquired, in a stock-for-stock, tax-free exchange, all of the outstanding common stock of a privately held Virginia corporation, Metwood, Inc. (“Metwood”), which was incorporated in 1993. See Form 8-K and attached exhibits filed August 11, 2000. Metwood has been in the metal and metal/wood construction materials manufacturing business since 1992. Following the acquisition, the company approved a name change from EMC Energies, Inc. to Metwood, Inc.

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, P.C. (“Providence”), a professional engineering firm with customers in the same proximity as Metwood, paying $60,000 in cash and issuing 290,000 Metwood common shares to the two Providence shareholders. These shares were valued at the closing quoted stock price of $1.00 per share at the effective date of the purchase. On October 15, 2002, $15,000 additional cash was paid to one shareholder in exchange for the shareholder’s surrender of 15,000 shares of Metwood stock. One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition. The transaction was accounted for under the purchase method of accounting.

The consolidated company (“the Company”) provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Principal Products or Services and Markets

Metwood
Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a “stick-built” construction method where components are laid out and assembled with nails and screws. The Company’s founders, Robert (“Mike”) Callahan and Ronald Shiflett, saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

Metwood manufactures light-gage steel construction materials, usually combined with wood or wood fasteners, for use in residential and commercial applications in place of more conventional wood products, which are inferior in terms of strength and durability. The steel and steel/wood products allow structures to be built with increased load strength and structural integrity and fewer support beams or support configurations, thereby allowing for structural designs that are not possible with wood-only products.

The Company’s primary products and services are:
          · Girders and headers
          · Floor joists
          · Floor joist reinforcers
          · Roof and floor trusses
          · Garage, deck and porch concrete pour-over systems
          · Garage and post-and-beam buildings
          · Engineering, design and custom building services

Providence
Providence is extensively involved in ongoing product research and development for Metwood. Additionally, Providence offers its customers civil engineering capabilities which include rezoning and special use submissions; erosion and sediment control and storm-water management design; residential, commercial, and religious facility site development design; and utility design, including water, sewer and onsite treatment systems. Providence’s staff is familiar with construction practices and has been actively involved in construction administration and inspection on multiple projects.

Providence also performs a variety of structural design and analysis work, successfully providing solutions for many projects, including retaining walls, residential framing, commercial building framing, light-gage steel fabrication drawings, metal building retrofits and additions, mezzanines, and seismic anchors and restraints.

Providence has designed numerous foundations for a variety of structures. Its foundation design expertise includes metal building foundations, traditional building construction foundations, atypical foundations for residential structures, tower foundations, and sign foundations for a variety of uses and applications.

Providence has also designed and drafted full building plans for several applications. When subcontracting with local professional firms, Providence has the ability to provide basic architectural, mechanical, electrical, and detailed civil and structural design services for these facilities.

Providence has reviewed designs by manufacturers for a variety of structures and structural components, including retaining walls, radio towers, tower foundations, sign foundations, timber trusses, light-gage steel trusses, and light-gage steel beams. This service enables clients to take generic designs and have them certified and approved for construction in the desired locality.

Distribution Methods of Products and Services

The Company’s sales are primarily retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 20% of the Company’s sales are wholesale to lumberyards, home improvement stores, hardwole stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company’s products as an additional sales force. The Company is in discussions with national engineered I-joist manufacturers who are interested in marketing the Company’s products and expects to announce affiliations with these companies in the near future. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers and to license the Company’s technology and products to increase its distribution outside of Virginia, North Carolina and the South.

Status of Publicly Announced New Products or Services

The Company has acquired four new patents through assignment from Robert M. Callahan and Ronald B. Shiflett, the patent holders. All four patents reflect various modifications to the Company’s Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists.

Seasonality of Market

The Company’s sales are subject to seasonal impacts, as its products are used in residential and commercial construction projects which tend to be at peak levels in Virginia and North Carolina between the months of March and October. Accordingly, the Company’s sales are greater in its fourth and first fiscal quarters. The Company builds an inventory of its products throughout the winter and spring to support its sales season.

Competition

Nationally, there are over one hundred manufacturers of the types of products produced by the Company. However, the majority of these manufacturers are using wood-only products or products without metal reinforcement. Metwood has identified only one other manufacturer in the United States that manufactures a wood-metal floor truss similar to that of the Company. However, Metwood has often found that its products are the only ones that will work within many customers’ design specs.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials used by the Company are readily available on the market from numerous suppliers. The light-gage metal used by the Company is supplied primarily by Dietrich Industries, Marino-Ware, and Consolidated Systems, Inc. The Company’s main sources of lumber are Lowe’s, 84 Lumber Company and Smith Mountain Building Supply. Gerdau Amersteel, Descosteel and Adelphia Metals provide the majority of the Company’s rebar. Because of the number of suppliers available to the Company, its decisions in purchasing materials are dictated primarily by price and secondarily by availability. The Company does not anticipate a lack of supply to affect its production; however, a shortage might cause the Company to pass on higher materials prices to its buyers.

Dependence on One or a Few Major Customers

Presently the Company does not have any one customer whose loss would have a substantial impact on the Company’s operations.

Patents

The Company has four U.S. Patents:

    U.S. Patent No. 5,519,977, “Joist Reinforcing Bracket,” a bracket that reinforces wooden joists with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit.

    U.S. Patent No. 5,625,997, “Composite Beam,” a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners.

    U.S. Patent No. 5,832,691, a continuation in part of U.S. Patent No. 5,625,997, “Composite Beam,” a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners.

    U.S. Patent No. 5,921,053, “Internally Reinforced Girder with Pierceable Nonmetal Components,” a girder that includes a pair of “c”-shaped members secured together so as to form a hollow box which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples.

The Company also has a patent pending on a modification of the floor joist patch kit. The Company expects that this patent will be granted from the U. S. Patent office within the next twelve months.

Each of these patents was originally issued to the inventors and Company founders, Robert Callahan and Ronald B. Shiflett, who licensed these patents to the Company.

Need for Government Approval of Principal Products

The Company’s products must either be sold with an engineer’s seal or applicable building code approval. Once that approval is obtained, the products can be used in all fifty states. The Company’s Floor Joist Reinforcer received Bureau Officials Code Association (“BOCA”) approval in April 2001. Currently, the Company’s chief engineer has obtained professional licensure in several states which permit products not building code approved to be sold and used with his seal. The Company expects his licensure in a growing number of states to greatly assist in the uniform acceptability of its products as it expands to new markets.

Time Spent During the Last Two Fiscal Years on Research and Development Activities

Approximately fifteen percent of the Company’s time and resources have been spent during the last two fiscal years researching and developing its metal/wood products, new product lines, and new patents.

Costs and Effects of Compliance with Environmental Laws

The Company does not incur any costs to comply with environmental laws. It is an environmentally friendly business in that its products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

The Company had twenty-six employees at June 30, 2003, all of whom were full time.

Item 2. Properties

The Company owns its facilities in Boones Mill, Virginia, which consist of corporate offices, warehouses, a garage/vehicle maintenance building, and other multi-use buildings. It also owns five acres of land adjacent to the facilities. There is no mortgage or lien on the properties.

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

PART II

Item 5. Market for Common Stock and Related Security Holder Matters

For five years prior to September 2000, there was no public market for shares of common stock of the Company. As a result of the acquisition between EMC Energies, Inc. and Metwood, Inc., a trading market has developed, but it is not an active trading market. It is therefore difficult to determine the market value of the stock. Based on the average bid price for the Company’s common stock at September 22, 2003 of $.35 per share (average asking price of $.75), the market value of shares held by non-affiliates would be $4,220,142. There are no preferred shares authorized.

The Company is listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) under the symbol “MTWD.”

Set forth below are the high and low bid prices for the Company’s common stock for the last two years:

Quarter Ended	High Bid	Low Bid
September 2001	$ 2.00	$ 1.75
December 2001	$ 2.00	$ 1.01
March 2002	$ 1.90	$ 1.01
June 2002	$ 1.75	$ 0.65
September 2002	$ 1.01	$ 0.60
December 2002	$ 0.80	$ 0.60
March 2003	$ 0.90	$ 0.57
June 2003	$ 1.09	$ 1.09

Holders

The number of holders of record of the Company’s common stock as of September 22, 2003 was 1,105. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

Dividends

Per the negative covenants in the line-of-credit agreements, the Company is restricted from paying dividends until the debt is repaid. The Company has not paid any dividends on its common stock and does not intend to pay dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report as Item 7. This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors.”

Selected Financial Data

For the years ended June 30, 2003 and 2002:

	2003	2002

Revenues	$ 1,995,395	$ 1,844,354

Net income	$ 1,486	$ 122,557
Net income per common share	**	$ 0.01
Weighted average common
shares outstanding	12,047,722	11,777,170

**Less than $.01

At June 30, 2003 and 2002:

	2003	2002

Total assets	$ 2,157,138	$ 1,795,245
Working capital	$ 78,377	$ 238,942
Shareholders' equity	$ 1,460,737	$ 1,463,900

No dividends have been declared or paid during the periods presented.

Results of Operations Fiscal 2003 Compared with Fiscal 2002

Revenues

Consolidated revenues increased approximately $151,041, or 8%, for the year ended June 30, 2003 (“fiscal 2003”) compared to the year ended June 30, 2002 (“fiscal 2002”). Construction sales consisted of product sales and installation fees. Engineering sales consisted of fees for engineering services. The increase in revenues was primarily attributable to increased residential sales of garage floor systems and decks. A larger sales force was also a factor in the increased sales.

Income from Operations

Operating income for the year ended June 30, 2003 was $8,145 compared to $107,875 for the year ended June 30, 2002 as more fully described below.

Gross profit decreased $38,107 (5%) from fiscal 2002 to fiscal 2003. Even though revenues increased as previously described, the increase was not as great as the Company had anticipated. Virginia experienced the wettest winter weather in twenty years, which severely limited construction starts and framing. As a result, builders’ demand for the Company’s products was unusually low during the Company’s second and third quarters. Additionally, the cost of raw materials (particularly metal) increased approximately $174,000, or 16%, for fiscal 2003 compared to fiscal 2002. The combined factors of lower-than-normal sales and increased cost of sales contributed to the overall decline in gross profit in fiscal 2003.

Administrative expenses increased $61,623, or 9%, to $768,535 in fiscal 2003 from $706,912 in fiscal 2002. The increase was due primarily to higher payroll costs, both wages and benefits, and higher professional fees incurred as a result of the acquisition of Providence. Additionally, travel costs increased almost 300% from $3,724 in fiscal 2002 to $14,290 in fiscal 2003 due to out-of-state trips to trade shows and meetings with national retailers interested in marketing the Company’s products.

Other Income (Expense)

Income from renting a portion of the Company’s facilities and equipment was $72,499 in fiscal 2002 and zero in fiscal 2003, while interest expense increased approximately $5,000 from fiscal 2002 to fiscal 2003. These two elements, decreased rental income and increased interest expense, were primarily responsible for the decrease of $79,419 in other income from fiscal 2002 to 2003.

Income Taxes

In fiscal 2003 the Company’s income tax benefit was $778 compared to tax expense of $57,300 in fiscal 2002. An income tax benefit was recognized for fiscal 2003 because temporary (“timing”) differences between book and tax income gave rise to a tax loss, which can fully be carried back to prior years. The Company increased its deferred tax liability by $37,715 in 2003. The primary component of the deferred tax liability relates to timing differences between book and tax depreciation.

Liquidity and Capital Reserves

Cash flows used in operations in fiscal 2003 were $159,428 versus cash flows provided in fiscal 2002 of $69,023, a decrease of $228,451. The decline in cash flows from operations was primarily attributable to lower net income, an increase in accounts receivable, and payment of fiscal 2002‘s income tax liability. The Company also used approximately $250,000 for capital improvements, comprised in part of major renovations to the Company’s warehouses. The funds expended for these renovations included $49,510 for employee labor. The Company elected to put shop employees to work improving its facilities during the weather-related slowdown discussed earlier rather than laying them off. Financing activities in fiscal 2003 generated $340,243 compared to $100,400 in fiscal 2002. The main source of funds provided through financing activities was a net increase in borrowings under the Company’s line-of-credit agreement of $377,000.

The Company has historically funded its cash needs through operating income and credit line draws as needed. It will continue to rely on sales revenue as its main source of liquidity and will incur debt primarily to fund inventory purchases as sales growth produces increased product demand. Liquidity needs that cannot be met by current sales revenue may also arise in certain unusual circumstances such as occurred this past winter when rain and snow significantly slowed construction activity and resulted in a corresponding decline in demand for the Company’s products. In those circumstances, debt may be added to meet the Company’s fixed costs and to maintain inventory in anticipation of a spurt in product demand that generally occurs once a weather-related slowdown has ended.

On a long-term basis, the Company also anticipates that product demand will increase considerably as it continues to expand its marketing and advertising campaign, which may include the use of television, radio, print and internet advertising. Efforts are well underway to increase the number of out-of-state sales representatives/brokers who will market the Company’s products throughout the country. As sales increase, the Company can add a second shift to meet the additional product demand without having to use funds to expand its production facilities. If additional cash becomes necessary to fund its growth, the Company may raise this capital through an additional follow-on stock offering rather than take on more debt. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future. If the Company is unable to raise additional capital as needed, the Company’s growth potential will be adversely affected, and the Company would have to significantly modify its plans.

Item 7. Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Metwood, Inc.

We have audited the accompanying consolidated balance sheet of Metwood, Inc. (a Nevada corporation) and subsidiary as of June 30, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metwood, Inc. and subsidiary as of June 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

McLeod & Company
Roanoke, Virginia
July 25, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Metwood, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Metwood, Inc. and its wholly owned subsidiary for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Metwood, Inc. and its wholly owned subsidiary for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

Bongiovanni & Associates, P.A.
Charlotte, North Carolina
September 27, 2002

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

ASSETS
Current Assets
Cash	$ 9,482
Accounts receivable	319,252
Inventory	346,470
Prepaid expenses	27,062
Refundable income taxes	25,187

Total current assets	727,453

Property and Equipment
Furniture, fixtures and equipment	36,417
Computer hardware, software and peripherals	85,852
Machinery and shop equipment	187,387
Vehicles	180,426
Buildings and improvements	784,958
Land and land improvements	180,142

1,455,182
Less accumulated depreciation	(278,585)

Net property and equipment	1,176,597

Goodwill	253,088

TOTAL ASSETS	$ 2,157,138

See accompanying notes to consolidated financial statements. 13 METWOOD, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET JUNE 30, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 99,656
Accrued expenses	12,400
Customer deposits	10,020
Bank lines of credit	527,000

Total current liabilities	649,076

Long-term Liabilities
Deferred income taxes	47,325

Total liabilities	696,401

COMMITMENTS (Note 4)

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;	12,046
12,046,549 shares issued and outstanding
Common stock not yet issued ($.001 par, 10,950 shares)	11
Additional paid-in capital	1,343,047
Retained earnings	105,633

Total stockholders' equity	1,460,737

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,157,138

See accompanying notes to consolidated financial statements. 14 METWOOD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002

REVENUES
Construction sales	$ 1,781,462	$ 1,710,393
Engineering sales	213,933	133,961

Gross sales	1,995,395	1,844,354
Cost of construction sales	1,021,259	943,951
Cost of engineering sales	197,456	85,616

Gross cost of sales	1,218,715	1,029,567

Gross profit	776,680	814,787

ADMINISTRATIVE EXPENSES
Advertising	36,651	64,446
Depreciation	46,000	44,778
Insurance	33,311	23,156
Office expense	31,044	25,033
Payroll expenses	411,846	371,863
Professional fees	77,718	33,221
Telephone	19,030	21,714
Travel	14,290	3,724
Vehicle	15,217	34,642
Other	83,428	84,335

Total administrative expenses	768,535	706,912

Operating income	8,145	107,875

Other income (expense)	(7,437)	71,982

Income before income taxes	708	179,857

Income tax (expense) benefit	778	(57,300)

Net income	$ 1,486	$ 122,557

Basic and diluted earnings per share	**	$ 0.01

Weighted average number of shares	12,047,722	11,777,170
**Less than $.01 See accompanying notes to consolidated financial statements. 15 METWOOD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	Common Shares (000s)	Common Shares ($.001 Par)	Common Shares Not Yet Issued (000s)	Common Shares Not Yet Issued ($.001 Par)	Additional Paid-In Capital	Retained Earnings (Deficit)

Balances July 1, 2001	11,757	$ 11,757	--	$ --	$ 1,043,797	$ (7,570)

Net income for year	--	--	--	--	--	122,557

Distributions to stockholders of Providence	--	--	--	--	--	(10,840)

Issuance of common stock for asset acquisition	290	290	--	--	289,710	--

Issuances of common stock for services	6	6	--	--	10,193	--

Common stock not yet issued for services	--	--	4	4	3,996	--

Balances June 30, 2002	12,053	$ 12,053	4	$ 4	$ 1,347,696	$ 104,147

Net income for year	--	--	--	--	--	1,486

Common stock retired	(15)	(15)	--	--	(14,985)	--

Issuance of common stock for services	5	5	--	--	2,995	--

Issuance of common stock for equipment	3	3	--	--	1,798	--

Common stock not yet issued for services	--	--	7	7	5,543	--

Balances June 30, 2003	12,046	$ 12,046	11	$ 11	$ 1,343,047	$ 105,633

See accompanying notes to consolidated financial statements. 16 METWOOD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net income	$ 1,486	$ 122,557
Adjustments to reconcile net income to net cash (used for)
provided by operating activities:
Depreciation	81,193	72,360
Bad debt expense	2,061	8,869
Provision for deferred income taxes	35,715	7,800
Common stock issued for services	8,550	2,000
(Increase) decrease in operating assets:
Accounts receivable	(134,550)	(60,607)
Inventory	(83,313)	(121,126)
Prepaid expenses	(19,481)	(7,581)
Refundable income taxes	(25,187)	--
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and customer deposits	23,598	(3,259)
Current income taxes payable	(49,500)	48,010

Net cash (used for) provided by operating activities	(159,428)	69,023

CASH FLOWS USED FOR INVESTING ACTIVITIES
Expenditures for fixed assets	(249,421)	(117,259)

Net cash used for investing activities	(249,421)	(117,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock retired	(15,000)	--
Distributions to stockholders	--	(10,840)
Borrowings on note payable	--	19,718
Repayment of note payable	(21,757)	(8,478)
Net borrowings under line-of-credit agreement	377,000	100,000

Net cash from financing activities	340,243	100,400

Net increase (decrease) in cash	(68,606)	52,164

Cash, beginning of the year	78,088	25,924

Cash, end of the year	$ 9,482	$ 78,088

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity — Metwood, Inc. (“Metwood”) was organized under the laws of the Commonwealth of Virginia on April 7, 1993. On June 30, 2000, Metwood entered into an Agreement and Plan of Reorganization in which the majority of its outstanding common stock was acquired by a publicly held Nevada shell corporation. The acquisition was a tax-free exchange for federal and state income tax purposes and was accounted for as a reverse merger in accordance with Accounting Principles Board (“APB”) Opinion No. 16. Upon acquisition, the name of the shell corporation was changed to Metwood, Inc., and Metwood, Inc., the Virginia corporation, became a wholly owned subsidiary of Metwood, Inc., the Nevada corporation. The publicly traded shell corporation had not had a material operating history for several years prior to the merger.

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, P.C. (“Providence”), a professional engineering firm with customers in the same proximity as Metwood. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company’s common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1.00 per share. One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition. The transaction was accounted for under the purchase method of accounting. The purchase price was allocated as follows:

Accounts receivable	$ 75,000
Fixed assets	45,000
Goodwill	230,000

Total	$350,000

For the year ended June 30, 2002, Providence Engineering’s results of operations included in the accompanying consolidated statement of income is for the six months ending June 30, 2002. This represents the date of acquisition of January 1, 2002 through the fiscal year end. During the year ended June 30, 2003, liabilities assumed at the date of acquisition were identified and paid. The amount of the liabilities paid was $23,088 and has been added to goodwill.

The consolidated company (“the Company”) provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Basis of Presentation — The financial statements include the accounts of Metwood, Inc. (a Nevada corporation) and its wholly owned subsidiary, Metwood Inc. (a Virginia corporation) prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated.

Management’s Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. At June 30, 2003, the significant estimates used by management include the valuation of its goodwill. Actual results could differ from those estimates.

Fair Value of Financial Instruments — For certain of the Company’s financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, and the bank lines of credit, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents — For purposes of the Consolidated Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed the federally insured limit of $100,000. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2003, the allowance for doubtful accounts was zero. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2003 and 2002, the bad debt expense was $2,061 and $8,869, respectively.

Inventory — Inventory, consisting of metal and wood raw materials, is located on the Company’s premises and is stated at the lower of cost or market using the first-in, first-out method.

Property and equipment — Property and equipment are recorded at cost and include expenditures for improvements when they substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed to operations as incurred. Depreciation is computed using the straight-line method over the assets’ estimated useful lives, which range from three to forty years.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and the proceeds from disposition is recorded as a gain or loss.

Goodwill — In June 2001 the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. Transition to the new rules of SFAS 142 requires the completion of a transitional impairment test of goodwill within the first year of adoption. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of June 30, 2003 using discounted cash flow estimates and found no goodwill impairment.

Patents — The Company has been assigned several key product patents developed by certain Company officers. No value has been recorded in the Company’s financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Impairment of Long-Lived Assets — In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 generally establishes a standard framework within which to measure impairment of long-lived assets and expands APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” to include a component of the entity rather than a segment of the business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has had no material effect on the Company’s consolidated financial condition and consolidated cash flows.

Revenue Recognition — Revenue is recognized when goods are shipped and earned or when services are performed, provided collection of the resulting receivable is probable. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Further, no revenue is recognized unless collection of the applicable consideration is probable.

Income Taxes — Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carryforwards, where applicable. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Research and Development — The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the years ended June 30, 2003 and 2002, the expenses relating to research and development were approximately $28,000 and $11,000, respectively.

Earnings Per Common Share — Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the years presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share.

Reclassifications — Certain items in the financial statements for the year ended June 30, 2002 have been reclassified to conform to the June 30, 2003 financial statement presentation.

Recent Accounting Pronouncements — In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset RetiremenurObligations,” which requires companies to record a liability for asset retirement obligations in the period in which they are incurred if a reasonable estimate of their fair value can be made. The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of a long-lived asset. When a liability for an asset retirement obligation is initially recognized, a company capitalizes the asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. The capitalized asset retirement cost is depreciated over the life of the respective asset, while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount, or the company inc of this statement has had no material impact on the Company’s consolidated financial condition or results of operations.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”; an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”; and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The adoption of this statement has had no material impact on the Company’s consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. The statement is effective for exit and disposal activities entered into after December 31, 2002. The adoption of this statement has had no material impact on the Company’s consolidated financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to allow for alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements.  It permits an entity to recognize compensation expense under the prospective method, modified prospective method, or the retroactive restatement method. If an entity elects to adopt this statement, financial statements for fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based employee compensation.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective date for implementation of this statement is for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the effect of implementation of this statement; however it does not expect the statement to apply, since it does not own nor plan to own derivative instruments or engage in hedging activities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The remaining provisions of this statement are consistent with the Board’s proposal to revise the definition of liabilities to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of this statement and does not expect implementation to have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 2 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2003 and 2002 are summarized as follows:

	2003	2002

Cash paid for:
Income taxes	$ 38,194	$ 1,507
Interest	$ 13,791	$ 8,819
Supplemental disclosures of non-cash investing and financing activities:
	2003	2002

Issuance of common stock for consulting services	$ 8,550	$ 2,000
Issuance of common stock for acquisition of other assets	$ --	$290,000
Issuance of common stock for fixed asset additions	$ 1,801	$ 12,199
Vehicles acquired with notes payable	$ --	$ 10,670

NOTE 3 — RELATED-PARTY TRANSACTIONS

For the year ended June 30, 2003, the Company had sales of $48,830 to its shareholder and CEO, Robert M. Callahan. As of June 30, 2003, the related receivable was still outstanding. Also, from time to time, the Company contracts with a construction company related through common ownership and from whom the Company earns equipment rental fees. During the years ended June 30, 2003 and 2002, the Company earned and collected $0 and $79,977, respectively, in equipment rental and other revenue from this company.

During the year ended June 30, 2002, the Company purchased five acres of land adjacent to its corporate offices and warehouses. The purchase price of $89,000 was paid to an entity controlled by the Company’s shareholder and CEO.

See Note 6 below for related-party common stock transactions.

NOTE 4 — STOCK-BASED INCENTIVE COMPENSATION

During the year ended June 30, 2003, the Company implemented a stock-based incentive compensation plan for its employees. Participating employees have an after-tax deduction withheld by the Company throughout the calendar year. As of December 31 of each year, the employee is considered vested in the plan, and the Company will match the participating employee’s withheld amounts. The Company may also make a discretionary contribution based upon pay incentives or attendance. As of January 1, the Company will purchase restricted stock on behalf of the employee in the amount of his withholdings, the Company’s match, and any discretionary contributions.

As of June 30, 2003, the Company had only three participating employees who withheld an amount immaterial to the consolidated financial statements. No accrual for the Company’s match has been made in the current year.

NOTE 5 — BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of June 30, 2003. The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture. The note is personally guaranteed by the Company’s CEO. The balance outstanding as of June 30, 2003 was $367,000.

The Company has available a $250,000 line of credit with a local bank, which matures June 30, 2003. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of June 30, 2003. The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture. The note is personally guaranteed by the Company’s CEO. The balance outstanding as of June 30, 2003 was $160,000. As of July 2003, this line was converted to a term note payable due July 2007.

These line-of-credit agreements contain certain covenants regarding non-payment of dividends and dealings with insiders. The Company requested and was granted a waiver of the dealings-with-insiders covenant for the year ended June 30, 2003 with regard to the sales and activities with the Company’s CEO, as stated in Note 3. With this waiver, the Company was in full compliance with all requirements as of June 30, 2003.

NOTE 6 — EQUITY

During the year ended June 30, 2003, the Company issued 3,000 common shares in partial payment for equipment with a fair market value of $1,801 and 5,000 common shares in payment for services valued at $3,000. The company promised, but did not issue, common shares in lieu of payment for services valued at $5,550. The Company also retired 15,000 common shares previously issued to a shareholder and Metwood officer in exchange for $15,000 cash.

During the year ended June 30, 2002, the Company issued 5,666 common shares of Company stock in exchange for fixed asset additions having a fair market value of $10,199. The Company paid $10,840 in former “S” corporation distributions to former Providence shareholders during fiscal 2002.

NOTE 7 — INCOME TAXES

The provision for income tax expense (benefit) consists of:

	2003	2002

Current:
Federal	$(30,498)	$ 40,700
State	(5,995)	8,800

	(36,493)	49,500

Deferred:
Federal	$ 28,415	$ 6,400
State	7,300	1,400

	35,715	7,800

Total income tax expense (benefit)	$ (778)	$ 57,300

The effective income tax rate differed from the statutory income tax rates due to the following items:

Income tax expense (benefit) computed at the statutory rates	$ 142	$ 49,500
Accelerated depreciation	--	9,600
Other	(920)	(1,800)

Total income tax expense (benefit)	$ (778)	$ 57,300

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. At June 30, 2003, the total deferred tax asset and liabilities amounted to $0 and $47,325, respectively. Accordingly, there is no deferred tax valuation allowance at June 30, 2003. The significant component of these temporary differences results from the use of accelerated depreciation methods for tax purposes.

NOTE 8 — OTHER INCOME (EXPENSE)

For the year ended June 30, 2003, interest income, the primary component of other income, was offset by approximately $15,000 of interest expense and resulted in net other expense of $7,437. For the year ended June 30, 2002, interest income and interest expense netted to approximately zero. During fiscal 2002, the Company also received $6,225 from the rental of a portion of its warehouses to an unrelated third party.

NOTE 9 — CONCENTRATIONS

Approximately 25% of the Company’s accounts receivable as of June 30, 2003 is derived from two customers. The largest, which was 15% of accounts receivable, was from the Company’s CEO and is disclosed in Note 3.

NOTE 10 — SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the years ended June 30, 2003 and 2002, as excerpted from internal management reports, is as follows:

	2003	2002
Construction:
Sales	$ 1,781,462	$ 1,710,393
Cost of sales	(1,021,259)	(943,951)
Corporate and other expenses	(729,401)	(655,699)

Segment income	$ 30,802	$ 110,743

Total assets	$ 1,814,815	$ 1,394,439
Capital expenditures	$ 246,174	$ 117,259
Depreciation	$ 71,713	$ 67,821
Interest expense	$ 13,382	$ 7,997

Engineering:
Sales	$ 213,933	$ 133,961
Cost of sales	(197,456)	(85,616)
Corporate and other expenses	(40,816)	(36,531)

Segment (loss) income	$ (24,339)	$ 11,814

Total assets	$ 342,323	$ 400,806
Capital expenditures	$ 5,048	$ --
Depreciation	$ 9,480	$ 4,539
Interest expense	$ 318	$ 822

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2003 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his or her respective positions:

Name	Position and Background
Robert M. Callahan	President

Mr. Callahan has been involved in the building industry for over thirty years. He is well recognized in southwestern Virginia as an innovator in the uses of passive solar design and wood/metal products in custom home building. Along with Mr. Ronald Shiflett, he formed Metwood, Inc. in 1993 to bring light-gage construction, used in commercial building for years, into common use in residential construction.

Shawn A. Callahan	Secretary/Treasurer, Plant Manager

Education:   B.S. Computer Science and Mathematics, Virginia Military Institute

Since starting with Metwood, Inc. in May 1996, Mr. Callahan has played a major role in the restructuring of the Company, increasing production, improving efficiency, and developing computer aids for the Company.

Ronald B. Shiflett	Vice President

Education:   B.S. Civil Engineering, Virginia Polytechnic Institute & State University
                     M.S. Civil Engineering, Virginia Polytechnic Institute &State University

Mr. Shiflett has been engaged in the structural design of industrial, commercial, residential, and institutional buildings for twenty-six years. He is recognized by the design community in southwestern Virginia as an innovator in the use and design of light-gage steel framing in building construction. Along with Mr. Callahan, he formed Metwood, Inc. in 1993.

Annette G. Mariano	Chief Financial Officer

Education:   B.A. English, Colorado Women's College
                     M.B.A. Concentration in Accounting, San Diego State University

Ms. Mariano has twenty-five years experience as a CPA in both private and public accounting. She has been with the Company since October 2001.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Family Relationships

Robert Callahan is the father of Shawn Callahan.

Involvement in Certain Legal Proceedings

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

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than sixty days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, nor has a judgment been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

No director, executive officer or 10% shareholder of the Company has effected any transactions in the Company’s securities for the dates covered by this report since the date of filing their respective Form 3 reports.

Item 10. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company’s last three fiscal years by the Company’s President and Chief Executive Officer, Robert M. Callahan:

Summary Compensation Table

Fiscal Year	Annual Salary	Bonuses	Other Compen- sation	Restricted Stock Awards	LTIP Options	Restricted Stock Options
	(1)	(2)	(3)	(4)	(5)	(5)
2003	$97,500	-0-	-0-	-0-	-0-	-0-
2002	$100,000	-0-	-0-	-0-	-0-	-0-
2001	$100,000	-0-	-0-	-0-	-0-	-0-

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonuses (cash and non-cash) received.

(3)	During the periods covered by the table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4)	During the periods covered by the table, the Company did not make any award of restricted stock.

(5)	The Company currently has no stock option or restricted stock bonus plans.

No member of the Company’s management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this item.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

There are no arrangements pursuant to which any of the Company’s directors was compensated during the Company’s last completed fiscal year or the previous two fiscal years for any services provided as director.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood’s common stock as of September 22, 2003, based upon 12,057,549 shares outstanding:

Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares	Percent of Class
Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	5,564,665 (1)	46.2%
Common	Ronald Shiflett 819 Naff Road Boones Mill, VA 24065	2,151,282	17.8%
Common	Shawn Callahan 819 Naff Road Boones Mill, VA 24065	1,004,550	8.3%

(1)	Includes direct and indirect interests. There are 2,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management The following table sets forth the shares held by Metwood directors and officers as of September 22, 2003: 29 Management Ownership
Title of Class	Name and Address of Beneficial Owner	No. of Shares	Percent of Class
Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	5,564,665 (1)	46.2%
Common	Ronald Shiflett 819 Naff Road Boones Mill, VA 24065	2,151,282	17.8%
Common	Shawn Callahan 819 Naff Road Boones Mill, VA 24065	1,004,550	8.3%
Common	Annette Mariano 819 Naff Road Boones Mill, VA 24065	6,000	*

(1) Includes direct and indirect interests. There are 2,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

* Less than 1% Ownership of shares by directors and officers of Metwood as a group: 72.3%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item 12. Certain Relationships and Related Transactions

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

The Company contracts with a construction company related through common ownership whereby the Company earns fees from construction-related services. During the years ended June 30, 2003 and 2002, the Company earned and collected $-0- and $79,977, respectively, in equipment rental and other revenue from this company. There were no amounts receivable from the related party at June 30, 2003 or June 30, 2002.

During the year ended June 30, 2002, the Company purchased five acres of land adjacent to its corporate offices and warehouses. The purchase price of $89,000 was paid to an entity controlled by the Company’s chief executive officer and shareholder.

Item 13. Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)**	By-Laws

*Incorporated by reference on Form 8-K, filed February 16, 2000.

**Incorporated by reference on Form 8-K, filed February 16, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2003	/s/ Robert M. Callahan Robert M. Callahan President, CEO and Director

Date: September 22, 2003	/s/ Ronald B. Shiflett Ronald B. Shiflett Vice-President and Director

Date: September 22, 2003	/s/ Shawn A. Callahan Shawn A. Callahan Secretary, Treasurer and Director

Date: September 22, 2003	/s/ Annette G. Mariano Annette G. Mariano Chief Financial Officer

Certification of Chief Executive Officer
Securities Exchange Act Rules 13a-14 and 15d-14
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Robert M. Callahan, Chief Executive Officer of Metwood, Inc., certifies that:

1.	I have reviewed this annual report on Form 10-KSB of Metwood, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within ninety days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee or Company’s board of directors (or persons performing the equivalent functions):

33
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 22, 2003	/s/ Robert M. Callahan Robert M. Callahan Chief Executive Officer

Certification of Chief Financial Officer
Securities Exchange Act Rules 13a-14 and 15d-14
As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Annette G. Mariano, Chief Financial Officer of Metwood, Inc., certifies that:

1.	I have reviewed this annual report on Form 10-KSB of Metwood, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within ninety days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee or Company’s board of directors (or persons performing the equivalent functions):

35
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 22, 2003	/s/ Annette G. Mariano Annette G. Mariano

36