Form 10QSB
period 2003-09-30
METWOOD INC
filed 2003-11-14
CIK 32567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
               ACT OF 1934 For the quarterly period ended September 30, 2003

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

Number of shares of common  stock  outstanding  as of  November  11,  2003:
12,057,549

Transitional Small Business Disclosure Format (Check one) Yes [  ] No  [X]


                          METWOOD, INC. AND SUBSIDIARY
                         TABLE OF CONTENTS - FORM 10-QSB



PART I - FINANCIAL INFORMATION                                                                                   Page(s)

       Item 1   Financial Statements

                    Consolidated Balance Sheet As of September 30, 2003                                            1-2

                    Consolidated Statements of Income for the Three Months                                          3
                          Ended September 30, 2003 and 2002

                    Consolidated Statements of Cash Flows for the Three Months                                      4
                          Ended September 30, 2003 and 2002

                    Notes to Consolidated Financial Statements                                                    5-10

       Item 2   Management's Discussion and Analysis                                                             11-15

       Item 3   Controls and Procedures                                                                            15

PART II - OTHER INFORMATION

       Item 6   Exhibits and Reports on Form 8-K                                                                   16

Signatures                                                                                                         16

Index to Exhibits                                                                                                  17


                          METWOOD, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)




ASSETS

Current Assets
   Cash                                                                           $109,272
   Accounts receivable                                                             248,885
   Inventory                                                                       392,851
   Prepaid expenses                                                                 39,049
   Refundable income taxes                                                           8,269
                                                                            ---------------

      Total current assets                                                         798,326

Property and Equipment
   Furniture, fixtures and equipment                                                37,390
   Computer hardware, software and peripherals                                      97,652
   Machinery and shop equipment                                                    187,387
   Vehicles                                                                        176,239
   Buildings and improvements                                                      794,030
   Land and land improvements                                                      180,142
                                                                            ---------------
                                                                                 1,472,840
   Less accumulated depreciation                                                  (281,599)
                                                                            ---------------

      Net property and equipment                                                 1,191,241

   Goodwill                                                                        253,088
                                                                            ---------------

           TOTAL ASSETS                                                         $2,242,655
                                                                            ===============










See accompanying notes to consolidated financial statements.
                                        1




                          METWOOD, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                          $132,179
   Bank line of credit                                                             545,200
                                                                            ---------------

      Total current liabilities                                                    677,379

Long-term Liabilities
   Note payable                                                                      2,038
   Deferred income tax                                                              55,093
                                                                            ---------------

      Total liabilities                                                            734,510
                                                                            ---------------

Stockholders' Equity
   Common stock, $.001 par, 100,000,000 shares authorized;
      12,057,549 shares issued and outstanding                                      12,058
   Common stock not yet issued ($.001 par, 4,950 shares)                                 5
   Additional paid-in capital                                                    1,346,541
   Retained earnings                                                               149,541
                                                                            ---------------

      Total stockholders' equity                                                 1,508,145
                                                                            ---------------

      TOTAL LIABILITIES
        AND STOCKHOLDERS' EQUITY                                                $2,242,655
                                                                            ===============











See accompanying notes to consolidated financial statements.


                          METWOOD, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)



                                                                 2003              2002
                                                      ----------------   ---------------
REVENUES

   Construction sales                                        $523,148          $437,197
   Engineering sales                                           72,410            33,454
                                                      ----------------   ---------------
      Gross Sales                                             595,558           470,651

   Cost of construction sales                                 301,174           232,907
   Cost of engineering sales                                   37,478            41,751
                                                      ----------------   ---------------
      Gross cost of sales                                     338,652           274,658

                                                      ----------------   ---------------
      Gross Profit                                            256,906           195,993
                                                      ----------------   ---------------

ADMINISTRATIVE EXPENSES
   Advertising                                                  6,915             3,196
   Depreciation                                                12,637            10,741
   Insurance                                                    8,681             8,419
   Payroll taxes                                                7,025             7,201
   Professional fees                                            5,301            21,414
   Salaries and wages                                         106,701            94,038
   Telephone                                                    5,714             4,609
   Travel                                                       2,828             3,577
   Vehicle                                                      5,907             5,755
   Other                                                       32,616            33,675
                                                      ----------------   ---------------
      Total administrative expenses                           194,325           192,625
                                                      ----------------   ---------------

Operating income                                              144,327            82,033

Other income (expense)                                          6,164               (60)
                                                      ----------------   ---------------

Income before income taxes                                    150,491            81,973

Income taxes                                                   24,837             1,415
                                                      ----------------   ---------------

Net income                                                   $125,654           $80,558
                                                      ================   ===============

Basic and diluted earnings per share                         **                 **

Weighted average number of shares                          12,053,245        12,053,549

**Less than $.01



See accompanying notes to consolidated financial statements.

                                        3



                          METWOOD, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)



                                                                               2003           2002
                                                                       -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $43,908         $1,893
   Adjustments to reconcile net income to net cash from operating activities
      Depreciation                                                           23,200         18,127
      Common stock issued for services                                        3,500
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                     70,367         36,350
         Increase in inventory                                              (46,381)           (22)
         Increase in prepaid expenses                                       (11,987)       (12,139)
         Increase (decrease) in accounts payable and accrued expenses        (4,198)         5,033
         Increase (decrease) in current income taxes payable                 17,069        (16,058)
         Increase in deferred income taxes                                    7,768         17,473
                                                                       -------------   ------------
             Net cash from operating activities                             103,246         50,657
                                                                       -------------   ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES
   Expenditures for fixed assets                                            (37,844)       (42,159)
                                                                       -------------   ------------
      Net cash used for investing activities                                (37,844)       (42,159)
                                                                       -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings from related party                                         12,622
   Net borrowings (repayment) of note payable                                 3,566        (21,757)
   Net borrowings (repayment) under line-of-credit agreement                 18,200        (10,000)
                                                                       -------------   ------------
      Net cash from (used in) financing activities                           34,388        (31,757)
                                                                       -------------   ------------

Net increase (decrease) in cash                                              99,790        (23,259)

Cash, beginning of the year                                                   9,482         78,088
                                                                       -------------   ------------

Cash, end of the period                                                    $109,272        $54,829
                                                                       =============   ============








See accompanying notes to consolidated financial statements.

                                        4


                          METWOOD, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, P.C. ("Providence"), a professional engineering firm with customers in the same proximity as Metwood. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company's common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1.00 per share. One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition. The transaction was accounted for under the purchase method of accounting. The purchase price was allocated as follows:

                          Accounts receivable                               $  75,000
                          Fixed assets                                         45,000
                          Goodwill                                            230,000
                                                                         ------------
                             Total                                          $350,000
                                                                         ============


The consolidated company ("the Company") provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Basis of Presentation - The financial statements include the accounts of Metwood, Inc. (a Nevada corporation) and its wholly owned subsidiary, Metwood Inc. (a Virginia corporation) prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004.

Fair Value of Financial Instruments - For certain of the Company's financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, and the bank lines of credit, the carrying amounts approximate fair value due to their short maturities.

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

Accounts Receivable - The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management's assessment of current economic conditions and historical collection experience with each customer. At September 30, 2003, the allowance for doubtful accounts was $0. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For both the three months ended September 30, 2003 and 2002, the bad debt expense was $0.

Inventory - Inventory, consisting of metal and wood raw materials, is located on the Company's premises and is stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment - Property and equipment are recorded at cost and include expenditures for improvements when they substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed to operations as incurred. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to forty years.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and the proceeds from disposition is recorded as a gain or loss.

Goodwill - In June 2001 the Financial Accounting Standards Board ('FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. Transition to the new rules of SFAS 142 requires the completion of a transitional impairment test of goodwill within the first year of adoption. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of June 30, 2003 using discounted cash flow estimates and found no goodwill impairment.

Patents - The Company has been assigned several key product patents developed by certain Company officers. No value has been recorded in the Company's financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Impairment of Long-Lived Assets - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 generally establishes a standard framework within which to measure impairment of long-lived assets and expands APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to include a component of the entity rather than a segment of the business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has had no material effect on the Company's consolidated financial condition and consolidated cash flows.

Revenue Recognition - Revenue is recognized when goods are shipped and earned or when services are performed, provided collection of the resulting receivable is probable. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Further, no revenue is recognized unless collection of the applicable consideration is probable.

Income Taxes - Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carryforwards, where applicable. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Research and Development - The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the three months ended September 30, 2003 and 2002, the expenses relating to research and development were approximately $6,700 and $6,900, respectively.

Earnings Per Common Share - Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the quarters presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share.

Reclassifications - Certain items in the financial statements for the three months ended September 30, 2002 have been reclassified to conform to the September 30, 2003 financial statement presentation.

Recent Accounting Pronouncements - In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligurions," which requires companies to record a liability for asset retirement obligations in the period in which they are incurred if a reasonable estimate of their fair value can be made. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of a long-lived asset. When a liability for an asset retirement obligation is initially recognized, a company capitalizes the asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. The capitalized asset retirement cost is depreciated over the life of the respective asset, while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount, or the company inc of this statement has had no material impact on the Company's consolidated financial condition or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt"; an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"; and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement also amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement has had no material impact on the Company's consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. The statement is effective for exit and disposal activities entered into after December 31, 2002. The adoption of this statement has had no material impact on the Company's consolidated financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to allow for alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. It permits an entity to recognize compensation expense under the prospective method, modified prospective method, or the retroactive restatement method. If an entity elects to adopt this statement, financial statements for fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based employee compensation.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date for implementation of this statement is for contracts entered into or modified after June 30, 2003. The adoption of this statement has had no material impact on the Company's consolidated financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The remaining provisions of this statement are consistent with the Board's proposal to revise the definition of liabilities to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has had no material impact on the Company's consolidated financial condition or results of operations.

NOTE 2 - EARNINGS PER SHARE

Net income and earnings per share for the three months ending
 September 30, 2003 and 2002 are as follows:

                                                     2003        2002
                                               ----------- -----------
        Net income                                $43,908      $1,893
        Income per share - basic and fully           **          **
         diluted
        Weighted average number of shares      12,053,245  12,053,549

**Less than $.01

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2003 and 2002 are summarized as follows:

                                                     2003        2002
                                               ----------- -----------
        Cash paid for:
        --------------
        Income taxes                                  $--         $--
        Interest                                   $5,592      $2,128

NOTE 4 - RELATED-PARTY TRANSACTIONS

     From time to time, the Company contracts with a construction company related through common ownership and from whom the Company earns equipment rental fees. There were no fees earned for the three months ended September 30, 2003 or 2002. The Company did, however, enter into certain agreements with the related party in which the related party transferred ownership of two vehicles to the Company in exchange for the Company's note. The net amount payable to the related party was $12,622 at September 30, 2003 and $0 at September 30, 2002. Also, for the three months ended September 30, 2003, the Company had sales of $9,526 to its shareholder and CEO, Robert M. Callahan. As of September 30, 2003, the related receivable was still outstanding.

NOTE 5 - BANK CREDIT LINE

     The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of September 30, 2003. The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture. The note is personally guaranteed by the Company's CEO. The balance outstanding as of September 30, 2003 was $545,200.

NOTE 6 - SEGMENT INFORMATION

     The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three months ended September 30, 2003 and 2002, as excerpted from internal management reports, is as follows:

          Construction:                                         2003                        2002
          -----------------------------------------------------------    ------------------------
          Sales                                             $523,148                    $437,197
          Intersegment expenses                                 (240)                       (200)
          Cost of sales                                     (301,174)                   (232,907)
          Corporate and other expenses                      (186,933)                   (179,322)
                                                         ------------    ------------------------
               Segment income                                $34,801                     $24,768

          Engineering:
          -----------------------------------------------
          Sales                                              $72,410                     $33,454
          Intersegment revenues                                  240                         200
          Cost of sales                                      (37,478)                    (41,751)
          Corporate and other expenses                       (26,065)                    (14,777)
                                                         ------------    ------------------------
               Segment income (loss)                          $9,107                    $(22,874)


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

Principal Products/Services and Markets

Metwood
Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a "stick-built" construction method where components are laid out and assembled with nails and screws. The Company's founders, Robert ("Mike") Callahan and Ronald Shiflett, saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

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

Metwood's primary products and services are:

o    Girders and headers

o    Garage, deck and porch concrete pour-over systems

o    Floor joists

o    Garage and post-and-beam buildings

o    Floor joist reinforcers

o    Engineering, design and custom building services

o    Roof and floor trusses

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

Distribution Methods of Products and Services

The Company's sales are primarily retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 20% of the Company's sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company's products as an additional sales force. The Company is in discussions with national engineered I-joist manufacturers who are interested in marketing the Company's products and expects to announce affiliations with these companies in the near future. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers and to license the Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South.

Status of Publicly Announced New Products or Services

The Company has acquired four new patents through assignment from Robert M. Callahan and Ronald B. Shiflett, the patent holders. All four patents reflect various modifications to the Company's Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists.

Seasonality of Market

The Company's sales are subject to seasonal impacts, as its products are used in residential and commercial construction projects which tend to be at peak levels in Virginia and North Carolina between the months of March and October. Accordingly, the Company's sales are greater in its fourth and first fiscal quarters. The Company builds an inventory of its products throughout the winter and spring to support its sales season.

Competition

Nationally, there are over one hundred manufacturers of the types of products produced by the Company. However, the majority of these manufacturers are using wood-only products or products without metal reinforcement. Metwood has identified only one other manufacturer in the United States that manufactures a wood-metal floor truss similar to that of the Company. However, Metwood has often found that its products are the only ones that will work within many customers' design specs.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials used by the Company are readily available on the market from numerous suppliers. The light-gage metal used by the Company is supplied primarily by Dietrich Industries, Marino-Ware, and Consolidated Systems, Inc. The Company's main sources of lumber are Lowe's, 84 Lumber Company and Smith Mountain Building Supply. Gerdau Amersteel, Descosteel and Adelphia Metals provide the majority of the Company's rebar. Because of the number of suppliers available to the Company, its decisions in purchasing materials are dictated primarily by price and secondarily by availability. The Company does not anticipate a lack of supply to affect its production; however, a shortage might cause the Company to pass on higher materials prices to its buyers.

Dependence on One or a Few Major Customers

Presently the Company does not have any one customer whose loss would have a substantial impact on the Company's operations.

Patents

The Company has four U.S. Patents:

     U.S. Patent No. 5,519,977, "Joist Reinforcing Bracket," a bracket that reinforces wooden joists with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit.

     U.S. Patent No. 5,625,997, "Composite Beam," a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners.

     U.S. Patent No. 5,832,691, "Composite Beam," a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners. This is a continuation-in-part of U.S. Patent No. 5,625,997.

     U.S. Patent No. 5,921,053, "Internally Reinforced Girder with Pierceable Nonmetal Components," a girder that includes a pair of c-shaped members secured together so as to form a hollow box, which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples.

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

Need for Government Approval of Principal Products

The Company's products must either be sold with an engineer's seal or applicable building code approval. Once that approval is obtained, the products can be used in all fifty states. The Company's Floor Joist Reinforcer received Bureau Officials Code Association ("BOCA") approval in April 2001. Currently, the Company's chief engineer has obtained professional licensure in several states which permit products not building code approved to be sold and used with his seal. The Company expects his licensure in a growing number of states to greatly assist in the uniform acceptability of its products as it expands to new markets.

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

Number of Total Employees and Number of Full-Time Employees

The Company had twenty-six employees at September 30, 2003, all of whom were full time.

Results of Operations

Net Income

The Company had net income of $43,908 for the three months ended September 30, 2003, versus $1,893 for the three months ended September 30, 2002, an increase of $42,015. The increase in income was attributable to increased sales, net of the related income tax effect.

Sales

Revenues were $595,558 for the three months ended September 30, 2003 compared to $470,651 for the same period in 2002, an increase of $124,907, or 27%. The increase in sales resulted primarily from an increase in truss sales and their related engineering and design fees. Average selling prices and gross margins remained fairly constant.

Expenses

Total administrative expenses were $194,325 for the three months ended September 30, 2003, versus $192,625 for the three months ended September 30, 2002, an increase of only $1,700 (1%). A decrease of approximately $16,000 in professional fees in 2003 over 2002 was offset by increases in advertising, depreciation and payroll expenses.

Liquidity and Capital Reserves

On September 30, 2003, the Company had cash of $109,272 and working capital of $120,947. Net cash provided by operating activities was $99,746 for the three months ended September 30, 2003 compared to $50,657 for the three months ended September 30, 2002. The greater provision of cash in the current year resulted primarily from a paydown of accounts receivable and an increase in income taxes payable that did not require a current cash outlay.

Net cash used in investing activities was $37,844 for the three months ended September 30, 2003 compared to net cash used of $42,159 during the same period in the prior year. Cash flows used in investing activities for the current period were for building improvements ($9,073), shop vehicles ($18,313), and office equipment, computers, software and engineering equipment ($12,772) less sale/trade-in of assets of $22,500.

Cash provided by financing activities totaled $34,388 for the three months ended September 30, 2003 as compared with cash used in financing activities of $31,757 for the three months ended September 30, 2002. Cash was borrowed from the bank line of credit in both the current period and the prior year for operating capital and for the purchase of plant and equipment.

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

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           See index to exhibits.

      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended September 30, 2003.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 11, 2003            /s/  Robert M. Callahan
                                    Robert M. Callahan
                                    Chief Executive Officer

                                    /s/  Annette G. Mariano
                                    Annette G. Mariano
                                    Chief Financial Officer

           INDEX TO EXHIBITS

NUMBER                       DESCRIPTION OF EXHIBIT

     3(i)*                   Articles of Incorporation

     3(ii)**                 By-Laws

     31.1 Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350).

*Incorporated by reference on Form 8-K, filed February 16, 2000.

**Incorporated by reference on Form 8-K, filed February 16, 2000.