Form 10QSB
period 2003-12-31
METWOOD INC
filed 2004-02-17
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 12 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________ to ________

Commission File Number 000-05391 METWOOD, INC. (Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation)	83-0210365 (IRS Employer Identification No.)
819 Naff Road, Boones Mill, VA 24065 (Address of principal executive offices) (540) 334-4294 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No______

 Number of shares of common stock outstanding as of February 16, 2004: 12,057,549

 Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB

PART I - FINANCIAL INFORMATION	Page(s)
Item 1 Financial Statements
Consolidated Balance Sheet As of December 31, 2003	1-2
Consolidated Statements of Income for the Three and Six Months	3
Ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows for the Six Months	4
Ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements	5-10
Item 2 Management's Discussion and Analysis	11-16
Item 3 Controls and Procedures	16
PART II - OTHER INFORMATION
Item 6 Exhibits and Reports on Form 8-K	17
Signatures	17
Index to Exhibits	18
ii METWOOD, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003 (UNAUDITED)

ASSETS
Current Assets
Cash	$ 98,087
Accounts receivable	363,763
Inventory	385,354
Prepaid expenses	51,739

Total current assets	898,943
Property and Equipment
Furniture, fixtures and equipment	39,651
Computer hardware, software and peripherals	100,419
Machinery and shop equipment	211,967
Vehicles	170,939
Buildings and improvements	794,030
Land and land improvements	180,142

1,497,148
Less accumulated depreciation	(300,111)

Net property and equipment	1,197,037
Goodwill	253,088

TOTAL ASSETS	$ 2,349,068

See accompanying notes to consolidated financial statements. 1 METWOOD, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 151,782
Bank line of credit	535,000

Total current liabilities	686,782
Long-term Liabilities
Note payable	1,656
Deferred income tax	64,331

Total liabilities	752,769

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,057,549 shares issued and outstanding	12,058
Common stock not yet issued ($.001 par, 4,950 shares)	5
Additional paid-in capital	1,346,541
Retained earnings	237,695

Total stockholders' equity	1,596,299

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,349,068

See accompanying notes to consolidated financial statements. 2 METWOOD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
REVENUES
Construction sales	$704,727	$433,588	$1,227,874	$870,785
Engineering sales	70,691	46,179	143,102	79,833

Gross sales	775,418	479,767	1,370,976	950,618
Cost of construction sales	357,230	300,106	658,404	518,021
Cost of engineering sales	45,485	41,727	82,963	85,091

Gross cost of sales	402,715	341,833	741,367	603,112

Gross profit	372,703	137,934	629,609	347,506
ADMINISTRATIVE EXPENSES
Advertising	5,033	3,346	11,948	6,543
Depreciation	12,870	12,566	25,507	24,239
Insurance	11,219	11,006	19,900	22,255
Payroll and property taxes	15,222	9,131	22,247	20,221
Professional fees	12,893	33,115	18,194	54,529
Research and development	8,700	7,511	15,903	14,982
Salaries and wages	111,941	99,422	218,642	193,660
Telephone	5,747	4,993	11,461	9,602
Vehicle	910	1,584	6,817	10,870
Other	49,020	33,746	77,261	65,724

Total administrative expenses	233,555	216,420	427,880	422,625

Operating income (loss)	139,148	(78,486)	201,729	(75,119)
Other income (expense)	88	(756)	6,252	(815)

Income (loss) before income taxes	139,236	(79,242)	207,981	(75,934)
Income taxes	51,082	(3,728)	75,919	(2,313)

Net income (loss)	$88,154	$(75,514)	$132,062	$(73,621)

Basic and diluted earnings per share	**	**	$0.01	**
Weighted average number of shares	12,057,549	12,042,571	12,055,396	12,048,060
**Less than $.01
See accompanying notes to consolidated financial statements. 3 METWOOD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$132,062	$(73,621)
Adjustments to reconcile net income to net cash from operating activities
Depreciation	47,012	38,036
Common stock issued for services	3,500	3,500
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(44,511)	6,982
Increase in inventory	(38,884)	(20,578)
Increase in prepaid expenses	(24,677)	(20,379)
Decrease in accounts payable and accrued expenses	(15,702)	(8,374)
Increase (decrease) in current income taxes payable	58,913	(31,748)
Increase in deferred income taxes	17,006	29,435

Net cash from (used for) operating activities	134,719	(76,747)
CASH FLOWS USED FOR INVESTING ACTIVITIES
Expenditures for fixed assets	(67,452)	(90,526)

Net cash used for investing activities	(67,452)	(90,526)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdrafts	--	52,029
Common stock retired	--	(15,000)
Net borrowings from related party	10,154	--
Net borrowings (repayment) of note payable	3,184	(7,997)
Net borrowings under line-of-credit agreement	8,000	60,153

Net cash from financing activities	21,338	89,185

Net increase (decrease) in cash	88,605	(78,088)
Cash, beginning of the year	9,482	78,088

Cash, end of the period	$98,087	$--

See accompanying notes to consolidated financial statements.

4

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

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

Accounts receivable	$75,000
Fixed assets	45,000
Goodwill	230,000

Total	$350,000

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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004.

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

        Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2003, the allowance for doubtful accounts was $0. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For both the three and six months ended December 31, 2003 and 2002, the bad debt expense was $0.

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

        Research and Development — The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the three months ended December 31, 2003 and 2002, the expenses relating to research and development were $8,700 and $7,511, respectively. For the six months ended December 31, 2003 and 2002, research and development expenses were $15,903 and $14,982, respectively.

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

        Reclassifications — Certain items in the financial statements for the three and six months ended December 31, 2002 have been reclassified to conform to the December 31, 2003 financial statement presentation.

        Recent Accounting Pronouncements — In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability for asset retirement obligations in the period in which they are incurred if a reasonable estimate of their fair value can be made. The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of a long-lived asset. When a liability for an asset retirement obligation is initially recognized, a company capitalizes the asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. The capitalized asset retirement cost is depreciated over the life of the respective asset, while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount, or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The adoption of this statement has had no material impact on the Company’s consolidated financial condition or results of operations.

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

NOTE 2 — EARNINGS PER SHARE

        Net income and earnings per share for the three and six months ending December 31, 2003 and 2002 are as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss)	$88,154	$(75,514)	$132,602	$(73,621)
Income per share - basic and fully diluted	**	**	$0.01	**
Weighted average number of shares	12,057,549	12,042,571	12,055,396	12,048,060
**Less than $.01 NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION Supplemental disclosures of cash flow information for the three and six months ended December 31, 2003 and 2002 are summarized as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
Cash paid for income taxes	$--	$--	$--	$--
Cash paid for interest	$5,553	$2,088	$11,145	$4,216

NOTE 4 — RELATED-PARTY TRANSACTIONS

        From time to time, the Company contracts with a construction company related through common ownership and from whom the Company earns equipment rental fees. There were no fees earned for the three and six months ended December 31, 2003 or 2002. The Company did, however, enter into certain agreements with the related party in which the related party transferred ownership of two vehicles to the Company in exchange for the Company’s note. The net amount payable to the related party was $10,154 at December 31, 2003 and $0 at December 31, 2002. Also, for the three and six months ended December 31, 2003, the Company had sales of $2,643 and $12,169, respectively, to its shareholder and CEO, Robert M. Callahan. As of December 31, 2003, the related receivable was still outstanding.

NOTE 5 — BANK CREDIT LINE

        The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of December 31, 2003. The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture. The note is personally guaranteed by the Company’s CEO. The balance outstanding as of December 31, 2003 was $535,000.

NOTE 6 — SEGMENT INFORMATION

        The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and six months ended December 31, 2003 and 2002, as excerpted from internal management reports, is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
Construction:
Sales	$704,727	$433,588	$1,227,874	$870,785
Intersegment expenses	--	--	(240)	(200)
Cost of sales	(357,230)	(300,106)	(658,404)	(518,021)
Corporate and other expenses	(266,411)	(198,526)	(453,343)	(392,840)

Segment income (loss)	$81,086	$(65,044)	$115,887	$(40,276)
Engineering:
Sales	$70,691	$46,179	$143,102	$79,833
Intersegment revenues	--	--	240	200
Cost of sales	(45,485)	(41,727)	(82,963)	(85,091)
Corporate and other expenses	(18,138)	(14,922)	(44,204)	(28,287)

Segment income (loss)	$7,068	$(10,470)	$16,175	$(33,345)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS

        With the exception of historical facts stated herein, the matters discussed in this report are “forward-looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward-looking” statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on “forward-looking” statements, which are by their nature, uncertain as reliable indicators of future performance.

Description of Business

Background

        As discussed in detail in Note 1, the Company was incorporated under the laws of the Commonwealth of Virginia on April 7, 1993 and, on June 30, 2000, entered into a reverse merger in which it became the wholly owned subsidiary of a public Nevada shell corporation, renamed Metwood, Inc. Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC in a transaction accounted for under the purchase method of accounting.

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

Metwood’s primary products and services are:

· Girders and headers · Floor joists · Floor joist reinforcers · Roof and floor trusses	· Garage, deck and porch concrete pour-over systems · Garage and post-and-beam buildings · · Engineering, design and custom building services

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

Distribution Methods of Products and Services

        The Company’s sales are primarily retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 20% of the Company’s sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company’s products as an additional sales force. The Company is in discussions with national engineered I-joist manufacturers who are interested in marketing the Company’s products and expects to announce affiliations with these companies in the near future. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers and to license the Company’s technology and products to increase its distribution outside of Virginia, North Carolina and the South.

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

The Company’s eight U.S. Patents are:

    U.S. Patent No. 5,519,977, “Joist Reinforcing Bracket,” a bracket that reinforces wooden joists with a hole for the passage of a utility conduit. The Company refers to this as its Floor Joist Patch Kit.

    U.S. Patent No. 5,625,997, “Composite Beam,” a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners.

    U.S. Patent No. 5,832,691, “Composite Beam,” a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners. This is a continuation-in-part of U.S. Patent No. 5,625,997.

    U.S. Patent No. 5,921,053, “Internally Reinforced Girder with Pierceable Nonmetal Components,” a girder that includes a pair of c-shaped members secured together so as to form a hollow box, which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples.

    U.S. Patent Nos. D472,791S; D472,792S; D472,793S; and D477,210S, all modifications of Metwood’s Joist Reinforcing Bracket, which will be used for repairs of wood I-joists.

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

Time Spent During the Last Two Fiscal Years on Research and DevelopmentActivities

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

Number of Total Employees and Number of Full-Time Employees

        The Company had twenty-seven employees at December 31, 2003, all of whom were full time.

Results of Operations

Net Income

        The Company had net income of $88,154 and $132,062, respectively, for the three and six months ended December 31, 2003, versus net losses of $75,514 and $73,621, respectively, for the three and six months ended December 31, 2002. This represents increases of $163,668 and $205,683, respectively, for the three and six months ended December 31, 2003 compared to the same periods in 2002. The increase in income was attributable to substantially increased sales, net of their related income tax effect, and a higher profit margin achieved primarily from fixed costs which remained generally unchanged from prior periods matched against significantly higher sales volume.

Sales

        Revenues were $775,418 for the three months ended December 31, 2003 compared to $479,767 for the same period in 2002, an increase of $295,651, or 62%. Revenues for the six months ended December 31, 2003 were $1,370,976 versus $950,618 for the same prior-year period, an increase of $420,358, or 44%. Average selling prices remained fairly constant.

        The Company’s significant growth in 2003 sales over 2002 resulted from several factors, all of which will continue to have a positive impact on sales into the future. Awareness of the Company’s products has increased as a result of aggressive marketing campaigns, and its patented, innovative products are becoming known throughout the country. The Company’s customer base continues to grow as a result. Additionally, new products using the technology of the Company’s four newly issued patents began production at the beginning of the current fiscal year and contributed to the growth in revenues for the three and six months ending December 31, 2003.

Expenses

        Total administrative expenses were $233,555 and $427,880 for the three and six months ended December 31, 2003, respectively, versus $216,420 and $422,625 for the three and six months ended December 31, 2002, respectively. This is an increase in expenses of $17,135 (8%) for the three months ended December 31, 2003 compared to the same period in 2002, and an increase of only $5,255 (1%) for the six-month period ended December 31, 2003 compared to 2002 . Decreases of approximately $20,000 and $36,000, respectively, for the three and six months ended December 31, 2003 over 2002 in professional fees were offset by increases in payroll and miscellaneous other costs.

Liquidity and Capital Reserves

        On December 31, 2003, the Company had cash of $98,087 and working capital of $212,161. Net cash provided by operating activities was $131,219 for the six months ended December 31, 2003 compared to net cash used for operating activities of $80,247 for the six months ended December 31, 2002. The greater provision of cash in the current year resulted primarily from a higher sales volume and an increase in income taxes payable that did not require a current cash outlay.

        Net cash used in investing activities was $67,452 for the six months ended December 31, 2003 compared to net cash used of $90,526 during the same period in the prior year. Cash flows used in investing activities for the current period were for building improvements ($9,072), shop equipment ($24,580), vehicles ($16,000) and office equipment, computers, software and engineering equipment ($17,800).

        Cash provided by financing activities totaled $24,838 for the six months ended December 31, 2003 as compared with cash used in financing activities of $92,685 for the six months ended December 31, 2002. Cash was borrowed from the bank line of credit in both the current period and the prior year for operating capital and for the purchase of plant and equipment.

ITEM 3 — CONTROLS AND PROCEDURES

        The Company’s management has reviewed the systems of internal controls and disclosures within the specified time frame of ninety days. Management believes that the systems in place allow for proper controls and disclosures of financial reporting information. There have been no changes in these controls since our last evaluation date.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         See index to exhibits.

    (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended December 31, 2003.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2004	/s/ Robert M. Callahan Robert M. Callahan Chief Executive Officer
/s/ Annette G. Mariano Annette G. Mariano Chief Financial Officer
17 INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT
3(i)*	Articles of Incorporation
3(ii)**	By-Laws
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)
*Incorporated by reference on Form 8-K, filed February 16, 2000 **Incorporated by reference on Form 8-K, filed February 16, 2000 18