Form 10QSB
period 2004-03-31
METWOOD INC
filed 2004-05-17
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

(540) 334-4294
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

Number of shares of common stock outstanding as of May 14, 2004: 11,920,049

Transitional Small Business Disclosure Format (Check one) Yes [   ] No [X]

METWOOD, INC. AND SUBSIDIARY TABLE OF CONTENTS - FORM 10-QSB

ii

METWOOD, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004 (UNAUDITED)

ASSETS

Current Assets
Cash	$ 60,732
Accounts receivable	316,078
Inventory	498,248
Prepaid expenses	76,728

Total current assets	951,786

Property and Equipment
Furniture, fixtures and equipment	40,026
Computer hardware, software and peripherals	100,419
Machinery and shop equipment	214,967
Vehicles	174,939
Buildings and improvements	852,585
Land and land improvements	193,142

1,576,078
Less accumulated depreciation	(324,431)

Net property and equipment	1,251,647

Goodwill	253,088

TOTAL ASSETS	$ 2,456,521

See accompanying notes to consolidated financial statements. 1

METWOOD, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 280,862
Bank line of credit	528,200

Total current liabilities	809,062
Long-term Liabilities
Note payable	1,274
Deferred income taxes	72,154

Total long-term liabilities	73,428

Total liabilities	882,490

Stockholders’ Equity
Common stock, $.001 par, 100,000,000 shares authorized;
11,920,049 shares issued and outstanding	11,920
Common stock not yet issued ($.001 par, 4,950 shares)	5
Additional paid-in capital	1,321,679
Retained earnings	240,427

Total stockholders' equity	1,574,031

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,456,521

See accompanying notes to consolidated financial statements. 2

METWOOD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
REVENUES
Construction sales	$ 662,509	$ 311,809	$ 1,890,383	$ 1,182,594
Engineering sales	77,969	72,225	221,071	151,857

Gross sales	740,478	384,034	2,111,454	1,334,451

Cost of construction sales	451,561	104,627	1,109,966	637,230
Cost of engineering sales	50,185	46,424	133,455	122,674

Gross cost of sales	501,746	151,051	1,243,421	759,904

Gross profit	238,732	232,983	868,033	574,547

ADMINISTRATIVE EXPENSES
Advertising	34,205	17,144	46,153	23,686
Depreciation	12,805	8,817	38,312	32,124
Insurance	15,121	9,977	35,020	26,391
Payroll and property taxes	8,418	8,630	30,665	28,852
Professional fees	12,635	9,686	30,829	64,215
Research and development	6,923	7,500	22,826	22,482
Salaries and wages	96,662	105,895	315,303	299,355
Telephone	6,297	3,376	17,758	12,978
Vehicle	6,460	3,826	13,278	8,951
Other	44,369	32,536	121,324	103,049

Total administrative expenses	243,895	207,387	671,468	622,083

Operating income (loss)	(5,163)	25,596	196,565	(47,536)

Other income (expense)	(5,687)	(3,316)	558	(4,131)

Income (loss) before income taxes	(10,850)	22,280	197,123	(51,667)

Income taxes	(13,590)	551	62,329	(1,762)

Net income (loss)	$ 2,740	$ 21,729	$ 134,794	$ (49,905)

Basic and diluted earnings per share	**	**	$ 0.01	**

Weighted average number of shares	11,941,203	12,043,549	12,017,609	12,046,578
**Less than $.01 See accompanying notes to consolidated financial statements. 3

METWOOD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 134,794	$(49,905)
Adjustments to reconcile net income to net cash from operating activities
Depreciation	71,332	58,779
Common stock issued for services	3,500	3,500
Changes in operating assets and liabilities
Decrease in accounts receivable	4,240	24,718
Increase in inventory	(151,778)	(98,309)
Increase in prepaid expenses	(49,666)	(30,691)
Increase in accounts payable and accrued expenses	137,679	29,162
Increase (decrease) in current income taxes payable	37,500	(65,036)
Increase in deferred income taxes	24,829	32,831

Net cash from (used for) operating activities	212,430	(94,951)

CASH FLOWS USED FOR INVESTING ACTIVITIES
Net expenditures for fixed assets	(146,382)	(257,448)
Common stock issued for equipment	—	1,801

Net cash used for investing activities	(146,382)	(255,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock retired	(25,000)	(15,000)
Net borrowings from related party	6,200	—
Net borrowings (repayment) of note payable	2,802	(7,997)
Net borrowings under line-of-credit agreement	1,200	317,000

Net cash from (used for) financing activities	(14,798)	294,003

Net increase (decrease) in cash	51,250	(56,595)

Cash, beginning of the year	9,482	78,088

Cash, end of the period	$ 60,732	$ 21,493

See accompanying notes to consolidated financial statements. 4

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC (“Providence”), a professional engineering firm with customers in the same proximity as Metwood. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company’s common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1.00 per share. One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition. On January 15, 2004, Metwood purchased from that shareholder and retired 137,500 of the originally issued 290,000 shares for $25,000. The initial purchase transaction was accounted for under the purchase method of accounting. The purchase price was allocated as follows:

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004.

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

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2004, the allowance for doubtful accounts was $0. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For both the three and nine months ended March 31, 2004 and 2003, the bad debt expense was $0.

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

Research and Development — The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the three months ended March 31, 2004 and 2003, the expenses relating to research and development were $6,923 and $7,500, respectively. For the nine months ended March 31, 2004 and 2003, research and development expenses were $22,826 and $22,482, respectively.

Earnings Per Common Share —Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the quarters presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share.

Reclassifications — Certain items in the financial statements for the three and nine months ended March 31, 2003 have been reclassified to conform to the March 31, 2004 financial statement presentation.

Recent Accounting Pronouncements — In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective date for implementation of this statement is for contracts entered into or modified after June 30, 2003. The adoption of this statement has had no impact on the Company’s consolidated financial condition or results of operations.

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

NOTE 2 — EARNINGS PER SHARE

Net income and earnings per share for the three and nine months ended March 31, 2004 and 2003 are as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$ 2,740	$ 21,729	$ 134,794	$ (49,905)
Income per share - basic and fully diluted	**	**	$ 0.01	**
Weighted average number of shares	11,941,203	12,043,549	12,017,609	12,046,578
**Less than $.01 NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION Supplemental disclosures of cash flow information for the tnine months ended March 31, 2004 and 2003 are summarized as follows:

	For the Nine Months Ended March 31,
	2004	2003
Cash paid for income taxes	$ —	$ 25,227
Cash paid for interest	$ 19,587	$ 6,697

For the nine months ended March 31, 2004, the Company, in a non-cash transaction, transferred land to a related party (further discussed in Note 4) with a book and fair market value of $89,000.

NOTE 4 — RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a construction company related through common ownership which provides capital improvements and maintenance work on the Company’s buildings and grounds. For the three and nine months ended March 31, 2004, the related party billed $160,555 for its services. No services were billed to the Company for the three and nine months ended March 31, 2003. The Company also entered into certain agreements with the related party in which it transferred ownership of two vehicles to the Company in exchange for the Company’s note. The net amount payable to the related party was $6,200 at March 31, 2004 and $0 at March 31, 2003.

For the three and nine months ended March 31, 2004, the Company had sales of $60,096 and $72,265, respectively, to its shareholder and CEO, Robert Callahan. As of March 31, 2004, the related receivable was $0.

The Company transferred land at its book and fair market value of $89,000 in partial payment of the construction company’s $160,555 bill. Additionally, because the construction company is owned by Mr. Callahan, the Company’s receivable from Mr. Callahan was settled by offsetting the balance owed by him at March 31, 2004 against the Company’s payable to the related construction company.

NOTE 5 — BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of March 31, 2004. The note is secured by accounts receivable, equipment, general intangibles, inventory, and furniture and fixtures. The note is personally guaranteed by the Company’s CEO. The balance outstanding as of March 31, 2004 was $528,200.

NOTE 6 — SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and nine months ended March 31, 2004 and 2003, as excerpted from internal management reports, is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Construction:
Sales	$662,509	$311,809	$1,890,383	$1,182,594
Cost of sales	(451,561)	(104,627)	(1,109,966)	(637,230)
Corporate and other expenses	(214,813)	(195,611)	(668,155)	(571,882)

Segment income (loss)	$(3,865)	$11,571	$112,262	$(26,518)

Engineering:
Sales	$77,969	$72,225	$221,071	$151,857
Cost of sales	(50,185)	(46,424)	(133,455)	(122,674)
Corporate and other expenses	(21,179)	(15,643)	(65,084)	(52,570)

Segment income (loss)	$6,605	$10,158	$22,532	$(23,387)
9

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS

With the exception of historical facts stated herein, the matters discussed in this report are “forward-looking”statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward-looking” statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on “forward-looking” statements, which are by their nature, uncertain as reliable indicators of future performance.

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

Principal Products/Services and Markets

Metwood

Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a “stick-built” construction method where components are laid out and assembled with nails and screws. The Company’s founders, Robert Callahan and Ronald Shiflett, saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

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

Status of Publicly Announced New Products or Services

The Company has acquired four new patents through assignment from Robert Callahan and Ronald Shiflett, the patent holders. All four patents reflect various modifications to the Company’s Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists.

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

Each of these patents was originally issued to the inventors and Company founders, Robert Callahan and Ronald Shiflett, who licensed these patents to the Company.

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

Number of Total Employees and Number of Full-Time Employees

The Company had twenty-one employees at March 31, 2004, twenty of whom were full time.

Results of Operations

Net Income

The Company had net income of $2,740 and $134,794, respectively, for the three and nine months ended March 31, 2004, versus net income of $21,729 and net losses of $49,905, respectively, for the three and nine months ended March 31, 2003. This represents a decrease in net income of $18,989 for the three months ended March 31, 2004, but an increase of $184,699 for the nine months ended March 31, 2004 compared to the same periods in 2003. The decrease in net income for the quarter ended March 31, 2004 over 2003 resulted from higher administrative costs for those three months in 2004 compared to 2003 not offset by a comparable increase in gross profit. For the nine months ended March 31, 2004, the significant increase in net income over 2003 was attributable to increased sales volume, yet fairly constant administrative expenses.

Revenues

Gross sales were $740,478 for the three months ended March 31, 2004 compared to $384,034 for the same period in 2003, an increase of $356,444, or 93%. Gross sales for the nine months ended March 31, 2004 were $2,111,454 versus $1,334,451 for the same prior-year period, an increase of $777,003, or 58%. These increases resulted from a combination of greater sales volume and an average increase of 20% in selling prices.

The Company’s significant growth in 2004 sales over 2003 resulted from several factors, all of which will continue to have a positive impact on sales into the future. Awareness of the Company’s products has increased as a result of aggressive marketing campaigns, and its patented, innovative products are becoming known throughout the country. The Company’s customer base continues to grow as a result. Additionally, new products using the technology of the Company’s four newly issued patents began production at the beginning of the current fiscal year and contributed to the growth in revenues for the three and nine months ending March 31, 2004.

Although gross sales nearly doubled for the quarter ended March 31, 2004 compared to the same period in 2003, materials costs tripled in 2004 compared to 2003. Skyrocketing metal costs accounted for most of the increase in those costs. Additionally, payroll expenses increased approximately 30% in 2004 over 2003. For the nine months ended March 31, 2004, materials costs doubled over 2003, again primarily due to higher metal prices. Materials costs as a percentage of sales was 47% in 2004, but only 40% for the nine months ended March 31, 2003. Because of the higher cost of materials, the Company’s gross profit only increased 2% for the three months ended March 31, 2004 and 51% for the nine months then ended compared to the same periods in 2003, even though gross sales increased 93% and 58% for the three and nine months ended March 31, 2004 over 2003.

Expenses

Total administrative expenses were $243,895 for the quarter ended March 31, 2004, versus $207,387 for the quarter ended March 31, 2003, an increase of $36,508 (18%). Areas of particular increase for the three months ended March 31, 2004 over 2003 were advertising (100%), depreciation (45%), insurance (52%), and professional fees (30%). Salaries and wages decreased 9% only because the Company’s President and CEO deferred his salary for a period in order to sustain cash flows for the buildup in inventory required to meet sales demands.

For the nine months ended March 31, 2004, administrative expenses were $671,468 compared to $622,083 for the nine months ended March 31, 2003, an increase of $49,385 (8%). The largest percentage increases in 2004 over 2003 occurred primarily in advertising (95%), reflecting the Company’s increased participation in trade shows around the country, and vehicle expense (48%), which mirrors the rise is gas prices. The only category which decreased for the nine months ended March 31, 2004 over the same period in 2003 was professional fees (52%).

Liquidity and Capital Reserves

On March 31, 2004, the Company had cash of $60,732 and working capital of $142,724. Net cash provided by operating activities was $212,430 for the nine months ended March 31, 2004 compared to net cash used for operating activities of $94,951 for the nine months ended March 31, 2003. The greater provision of cash in the current year resulted primarily from a higher sales volume and an increase in income taxes payable that did not require a current cash outlay.

Net cash used in investing activities was $146,382 for the nine months ended March 31, 2004 compared to net cash used of $255,647 during the same period in the prior year. Cash flows used in investing activities for the current period were for building and land improvements ($169,628), shop equipment ($27,580), vehicles ($22,313) and office equipment, computers, software and engineering equipment ($18,175) offset by disposals of assets with a net book value of $91,314.

Cash used for financing activities totaled $14,798 for the nine months ended March 31, 2004 as compared to $294,003 provided for the nine months ended March 31, 2003. During the period ended March 31, 2004, the Company purchased from a former Providence shareholder and retired 137,500 shares of stock for $25,000. Cash was also borrowed from the bank line of credit in both the current period and the prior year for operating capital and for the purchase of plant and equipment.

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

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

        See index to exhibits.

   (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004	/s/ Robert M. Callahan Robert M. Callahan Chief Executive Officer

/s/ Annette G. Mariano Annette G. Mariano Chief Financial Officer

16

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Incorporated by reference on Form 8-K, filed February 16, 2000 17