Form 10KSB
period 2004-06-30
METWOOD INC
filed 2004-09-28
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                For the fiscal year ended June 30, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934                                                         For the transition period from________to________

Commission fle number 000-05391

METWOOD, INC.
(Name of small business issuer in its charter)

NEVADA	83-0210365
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

819 Naff Road, Boones Mill, VA 24065
(Address of principal executive offices)

(540) 334-4294
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
$0.001 Par Value Common Voting Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year: $3,109,681

As of September 8, 2004 there were 11,861,749 common shares outstanding, and the aggregate market value of the common shares (based upon the average of the bid price ($.90) reported by brokers) held by non-affiliates was approximately $10,675,574.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

METWOOD, INC. AND SUBSIDIARY
FORM 10-K
TABLE OF CONTENTS

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management. Statements that are not historical in nature and which include such words as “anticipate,” “estimate,” “should,” “expect,” believe,” “intend,” and similar expressions are intended to identify forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

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

Prior to 1990, the company was engaged in the business of exploring for and producing oil and gas in the Rocky Mountain and mid-continental areas of the United States. The company liquidated substantially all of its assets in 1990 and was dormant until June 30, 2000, when it acquired, in a stock for-stock, tax-free exchange, all of the outstanding common stock of a privately held Virginia corporation, Metwood, Inc. (“Metwood”), which was incorporated in 1993. See Form 8-K and attached exhibits filed August 11, 2000. Metwood has been in the metal and metal/wood construction materials manufacturing business since 1992. Following the acquisition, the company approved a name change from EMC Energies, Inc. to Metwood, Inc.

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC (“Providence”), a professional engineering firm with customers in the same proximity as Metwood, paying $60,000 in cash and issuing 290,000 Metwood common shares to the two Providence shareholders (one of whom was also an officer and existing shareholder of Metwood prior to the acquisition). These shares were valued at the closing quoted stock price of $1.00 per share at the effective date of the purchase. On October 15, 2002, $15,000 additional cash was paid to one shareholder in exchange for the shareholder’s surrender of 15,000 shares of Metwood stock, and $50,000 was paid to that shareholder in two installments of $25,000 each (on January 15 and April 15, 2004) for 275,000 shares. All of the originally issued 290,000 shares of Metwood stock have thus been repurchased as of June 30, 2004. The initial purchase transaction was accounted for under the purchase method of accounting.

The consolidated company (“the Company”) provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Principal Products or Services and Markets

Metwood — Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a “stick-built” construction method where components are laid out and assembled with nails and screws. The Company’s founders, Robert Callahan and Ronald Shiflett, saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

The Company’s primary products and services are:

•	Girders and headers

•	Floor joists

•	Floor joist reinforcers

•	Roof and floor trusses and rafters

•	Metal framing

•	Square structural columns

•	Garage, deck and porch concrete pourover systems

•	Garage and post-and-beam buildings

•	Engineering, design and custom building services

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

Providence — Extensively involved in ongoing product research and development for Metwood, Providence also offers its customers civil engineering capabilities which include rezoning and special use submissions; erosion and sediment control and storm-water management design; residential, commercial, and religious facility site development design; and utility design, including water, sewer and onsite treatment systems. Providence’s staff is familiar with construction practices and has been actively involved in construction administration and inspection on multiple projects.

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

Distribution Methods of Products and Services

The Company’s sales are primarily retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 30% of the Company’s sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company’s products as an additional sales force. The Company is in discussions with national engineered I-joist manufacturers who are interested in marketing the Company’s products and expects to announce affiliations with these companies in the near future. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license the Company’s technology and products to increase its distribution outside of Virginia, North Carolina and the South.

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

The Company has eight U.S. Patents:

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

        U.S. Patent No. 5,921,053, “Internally Reinforced Girder with Pierceable Nonmetal Components,” a girder that includes a pair of “c” -shaped members secured together so as to form a hollow box which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples.

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

Need for Government Approval of Principal Products

The Company’s products must either be sold with an engineer’s seal or applicable building code approval. The Company’s chief engineer has obtained professional licensure in several states, which permits products not building code approved to be sold and used with his seal. The Company expects his licensure in a growing number of states to greatly assist in the uniform acceptability of its products as it expands to new markets. Currently, the Company is seeking International Code Council (“ICC”) code approval on its joist reinforcers and beams. Once that approval is obtained, the products can be used in all fifty states and will eliminate the need for an engineer’s seal on individual products. To date, the Company’s 2x10 floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004).

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

Number of Total Employees and Number of Full-Time Employees

The Company had twenty-three employees at June 30, 2004, twenty-two of whom were full time.

Item 2. Description of Property

The Company owns its facilities in Boones Mill, Virginia, which consist of corporate offices, warehouses, a garage/vehicle maintenance building, and other multi-use buildings. The condition of these buildings is excellent, and there is no mortgage or lien on the properties. In the opinion of management, the properties are adequately covered by insurance.

The Company does not invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities and therefore has no policies related to such investments.

Item 3. Legal Proceedings

The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the average bid price for the Company’s common stock at September 8, 2004 of $.90 per share (average asking price of $.90), the market value of shares held by non-affiliates would be $10,675,574. There are no preferred shares authorized.

The Company is listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) under the symbol “MTWD.OB.”

Set forth below are the high and low bid prices for the Company’s common stock for the last two years:

Quarter Ended	High Bid	Low Bid
September 2002	$1.01	$0.60
December 2002	$0.80	$0.60
March 2003	$0.90	$0.57
June 2003	$1.09	$1.09
September 2003	$0.30	$0.30
December 2003	$0.80	$0.80
March 2004	$1.05	$0.65
June 2004	$0.60	$0.60

Holders

The number of holders of record of the Company’s common stock as of September 8, 2004 was 1,104. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

Dividends

Per the negative covenants in the line-of-credit agreements, the Company is restricted from paying dividends until the debt is repaid. The Company has not paid any dividends on its common stock and does not intend to pay dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

The Company anticipates that the next twelve months will be a period of continued growth as it seeks to further expand its presence in new markets throughout the United States through increased numbers of distributors, licensees and dealers. ICC code approval is being sought for the Company’s joist reinforcers and beams and is expected to be obtained within the coming fiscal year. If this approval is obtained, product marketability would be greatly enhanced and would likely lead to higher demand.

Higher product demand would likely increase the need for more capital as inventory requirements grew, which could be met through borrowing or a stock offering. No decision has been made at the present time, however, as to which means might be used to raise capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are selected financial data for the years ended June 30, 2004 and 2003:

	2004	2003

Revenues	$3,109,681	$2,015,423
Net income	$222,184	$1,486
Net income per common share	$0.02	**
Weighted average common shares outstanding	11 ,984,082	12,047,722

At June 30, 2004 and 2003:

Total assets	$2,657,034	$2,157,138
Working capital	$232,132	$78,377
Shareholders’ equity	$1,636,421	$1,460,737
**Less than $.01

No dividends have been declared or paid during the periods presented.

Results of Operations Fiscal 2004 Compared with Fiscal 2003

Revenues and Cost of Sales — Consolidated gross sales increased $1,094,258, or 54%, for the year ended June 30, 2004 (“fiscal 2004”) compared to the year ended June 30, 2003 (“fiscal 2003”). Construction sales consisted of product sales, engineering, delivery and installation fees. Engineering sales consisted of fees for engineering services. Gross profit increased $465,335 (57%) from fiscal 2003 to fiscal 2004.

The increase in construction revenues was due to several factors, including adding inside sales support for outside sales reps, thereby freeing up the reps to make more daily contacts; increased marketing efforts, such as regular seminars for building inspectors and architects on the Company’s systems and services; and strengthened dealer relationships. Also, product prices were raised in the third quarter to compensate for the increasing cost of steel. In addition, the Company experienced heightened demand for its pourover systems for fiscal 2004 compared to 2003 which had the added benefit of increasing related installation fees. Growth in engineering sales resulted from both higher demand and quicker turnaround time on jobs.

Cost of sales rose $628,923 overall (52%) in fiscal 2004 compared to fiscal 2003. On the construction side, cost of sales increased $604,681 (59%), while cost of engineering sales increased only $24,242 (14%). The rise in construction costs was due primarily to the higher steel prices the Company faced in fiscal 2004. However, efforts were made to secure as much steel as possible just prior to the new higher prices taking effect, thereby alleviating some of the impact of those increases. The Company anticipates that steel prices will continue to be high for the foreseeable future.

Administrative expenses — These costs increased $137,036, or 17%, to $942,477 in fiscal 2004 from $805,441 in fiscal 2003. The increase was due primarily to higher advertising and marketing, insurance and payroll costs. Other smaller increases were offset by a significant decrease in professional fees in fiscal 2004 over 2003 of $34,521. Legal expenses in fiscal 2004 decreased $15,483 compared to fiscal 2003, which had included a large one-time outlay related to filing for Canadian patents on the Company’s products. In addition, audit and outside accountants’ fees declined by $19,038.

Other Income (Expense) — The Company was eligible for and received $9,244 from the Virginia Department of Business Assistance in fiscal 2004 as reimbursement for a portion of its employee training efforts compared to $0 in fiscal 2003. This income plus a gain of $3,600 from the sale of vehicles ($0 in fiscal 2003) as well as $12,419 in interest income and other fees ($8,101 in fiscal 2003) resulted in “Other Income” of $25,263, a net increase of $17,162 in fiscal 2004 over 2003. Interest expense amounted to $25,106 in 2004 compared to $15,538 in 2003, an increase of $9,568 and reflective of the Company’s higher credit line and notes payable balances in fiscal 2004. Overall, there was an increase in other income of $7,594 in fiscal 2004 over fiscal 2003.

Income Taxes — In fiscal 2004 the Company’s income tax expense was $114,417 compared to a tax benefit of $778 in fiscal 2003. An income tax benefit was recognized for fiscal 2003 because temporary (“timing”) differences between book and tax income gave rise to a tax loss, which was fully carried back to prior years. The Company increased its deferred tax liability by $31,689 in 2004. The primary components of the deferred tax liability relate to timing differences between book and tax depreciation and the treatment of goodwill amortization.

Liquidity and Capital Reserves — Cash flows provided by operations in fiscal 2004 were $212,452 versus cash flows used in fiscal 2003 of $159,428, a change of $371,880. The increase in cash flows from operations was primarily attributable to higher net income and increases in accounts payable and current income taxes payable, both of which will require future cash outlays. The Company also used $166,685 for capital improvements and purchases of fixed assets, while $2,314 was recouped from asset disposals. Financing activities in fiscal 2004 used $19,827 compared to $340,243 provided in fiscal 2003. The main use of funds in 2004 was $50,000 paid to a stockholder for his Metwood common stock, while funds in 2003 provided through financing activities was a net increase in borrowings under the Company’s line-of-credit agreement of $377,000.

The Company has historically funded its cash needs through operating income and credit line draws as needed. It will continue to rely on sales revenue as its main source of liquidity and will incur debt primarily to fund inventory purchases as sales growth produces increased product demand. Liquidity needs that cannot be met by current sales revenue may also arise in certain unusual circumstances such as has previously occurred when rain and snow significantly slowed construction activity and resulted in a corresponding decline in demand for the Company’s products. In those circumstances, debt may be added to meet the Company’s fixed costs and to maintain inventory in anticipation of a spurt in product demand that generally occurs once a weather-related slowdown has ended.

On a long-term basis, the Company also anticipates that product demand will increase considerably as it continues to expand its marketing and advertising campaign, which may include the use of television, radio, print and internet advertising. Efforts are well underway to increase the number of out-of-state sales representatives/brokers who will market the Company’s products throughout the country. As sales increase, the Company can add a second shift to meet the additional product demand without having to use funds to expand its production facilities. If additional cash becomes necessary to fund its growth, the Company may raise this capital through an additional follow-on stock offering rather than taking on more debt. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future. If the Company is unable to raise additional capital as needed, the Company’s growth potential will be adversely affected, and the Company would have to significantly modify its plans.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Metwood, Inc.

We have audited the accompanying consolidated balance sheets of Metwood, Inc. (a Nevada corporation) and subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metwood, Inc. and subsidiary as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

McLeod & Company

Roanoke, Virginia
September 17, 2004

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

ASSETS

Current Assets
Cash	$37,736
Accounts receivable, net of allowance of $10,262	379,204
Inventory	633,225
Prepaid expenses	40,874

Total current assets	1,091,039

Property and Equipment
Furniture, fixtures and equipment	42,288
Computer hardware, software and peripherals	102,870
Machinery and shop equipment	252,145
Vehicles	222,592
Buildings and improvements	852,585
Land and land improvements	193,142

1,665,622
Less accumulated depreciation	(352,715)

Net property and equipment	1,312,907

Goodwill	253,088

TOTAL ASSETS	$2,657,034

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$244,799
Accrued expenses	44,753
Customer deposits	45,200
Current maturities of long-term debt	42,328
Bank line of credit	422,000
Income taxes payable	59,827

Total current liabilities	858,907

Long-term Liabilities
Long-term debt, excluding current maturities	82,692
Deferred income taxes, net	79,014

Total long-term liabilities	161,706

Total liabilities	1,020,613

Commitment (Note 4)

Stockholders’ Equity
Common stock, $.001 par, 100,000,000 shares authorized;	11,863
11,861,749 shares issued and outstanding
Common stock not yet issued ($.001 par, 2,950 shares)	3
Additional paid-in capital	1,296,738
Retained earnings	327,817

Total stockholders’ equity	1,636,421

TOTAL LIABILITIES
AND STOCKHOLDERS’ EQUITY	$2,657,034

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003

REVENUES
Construction sales	$2,779,220	$1,801,490
Engineering sales	330,461	213,933

Gross sales	3,109,681	2,015,423
Cost of construction sales	1,638,082	1,033,401
Cost of engineering sales	192,678	168,436

Gross cost of sales	1,830,760	1,201,837

Gross profit	1,278,921	813,586

ADMINISTRATIVE EXPENSES
Advertising	82,473	36,651
Construction/bidding data	18,668	16,802
Depreciation	53,197	45,068
Insurance	43,729	33,311
Office expense	26,391	31,044
Payroll expenses	474,660	411,846
Professional fees	43,197	77,718
Research and development	30,871	29,952
Telephone	22,763	19,030
Travel	15,404	14,290
Vehicle	19,984	11,685
Other	111,140	78,044

Total administrative expenses	942,477	805,441

Operating income	336,444	8,145

Other income (expense)	157	(7,437)

Income before income taxes	336,601	708

Income taxes	(114,417)	778

Net income	$222,184	$1,486

Basic and diluted earnings per share	$0.02	**

Weighted average number of shares	11,984,082	12,047,722

**Less than $.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

			Common	Common
	Common	Common	Shares Not	Shares Not	Additional
	Shares	Shares	Yet Issued	Yet Issued	Paid-in	Retained
	(000s)	($.001 Par)	(000s)	($.001 Par)	Capital	Earnings

Balances July 1, 2002	12,053	$12,053	4	$4	$1,347,696	$104,147

Net income for year	—	—	—	—	—	1,486

Common stock retired	(15)	(15)	—	—	(14,985)	—

Issuance of common stock
for services	5	5	—	—	2,995	—

Issuance of common stock
for equipment	3	3	—	—	1,798	—

Common stock not yet
issued for services	—	—	7	7	5,543	—

Balances June 30, 2003	12,046	$12,046	11	$11	$1,343,047	$105,633

Net income for year	—	—	—	—	—	222,184

Common stock retired	(275)	(275)	—	—	(49,725)	—

Issuance of common stock
for services	5	5	—	—	3,495	—

Issuance of common stock
subscribed	8	8	(8)	(8)	—	—

Previously canceled common
stock reinstated	79	79	—	—	(79)	—

Balances June 30, 2004	11,863	$11,863	3	$3	$1,296,738	$327,817

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003

OPERATING ACTIVITIES
Net income	$222,184	$1,486
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Depreciation	99,616	81,193
Bad debt expense	12,302	2,061
Provision for deferred income taxes	31,689	35,715
Common stock issued for services	3,500	8,550
(Increase) decrease in operating assets:
Accounts receivable	(144,519)	(134,550)
Inventory	(286,755)	(83,313)
Prepaid expenses	(13,812)	(19,481)
Refundable income taxes	25,187	(25,187)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and customer deposits	203,233	23,598
Current income taxes payable	59,827	(49,500)

Net cash provided by (used for) operating activities	212,452	(159,428)

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(166,685)	(249,421)
Property disposals	2,314	—

Net cash used for investing activities	(164,371)	(249,421)

FINANCING ACTIVITIES
Common stock retired	(50,000)	(15,000)
Borrowings from (repayment of) note payable	2,419	(21,757)
Net borrowings from (repayment of) related party	10,154	—
Net borrowings under line-of-credit agreement	17,600	377,000

Net cash (used for) provided by financing activities	(19,827)	340,243

Net increase (decrease) in cash	28,254	(68,606)

Cash, beginning of the year	9,482	78,088

Cash, end of the year	$37,736	$9,482

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

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

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC (“Providence”), a professional engineering firm with customers in the same proximity as Metwood. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company’s common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1.00 per share. One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition. The transaction was accounted for under the purchase method of accounting, and the purchase price was allocated as follows:

Accounts receivable	$75,000
Fixed assets	45,000
Goodwill	230,000

Total	$350,000

During the year ended June 30, 2003, liabilities assumed at the date of acquisition were identified and paid. The amount of the liabilities paid was $23,088 and has been added to goodwill.

The consolidated company provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

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

Management’s Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. At June 30, 2004, the significant estimates used by management include the valuation of its goodwill. Actual results could differ from those estimates.

Reclassifications — Certain items in the financial statements for the year ended June 30, 2003 have been reclassified to conform to the June 30, 2004 financial statement presentation.

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

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2004, the allowance for doubtful accounts was $10,262. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2004 and 2003, the bad debt expense was $12,302 and $2,061, respectively.

Inventory — Inventory, consisting primarily of metal and wood raw materials, is located on the Company’s premises and is stated at the lower of cost or market using the first-in, first-out method.

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

Goodwill — In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. Transition to the new rules of SFAS 142 requires the completion of a transitional impairment test of goodwill within the first year of adoption. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of June 30, 2003 and 2004 using discounted cash flow estimates and found no goodwill impairment.

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

Research and Development — The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the years ended June 30, 2004 and 2003, the expenses relating to research and development were approximately $30,872 and $28,000, respectively.

Advertising — The Company expenses advertising costs as incurred. However, certain expenditures are treated as prepaid (such as trade show fees) if they are for goods or services which will not be received until after the end of the accounting period, and they are subsequently recognized as expenses in those periods in which the goods or services are received.

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

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans and is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. Because the Company does not currently have a pension or postretirement benefit plan, the statement has had no impact on the Company’s consolidated financial condition or results of operations.

NOTE 2 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2004 and 2003 are summarized as follows:

	2004	2003

Cash paid for:
Income taxes	$—	$38,194
Interest	$21,888	$13,791

Supplemental disclosures of non-cash investing and financing activities:

	2004	2003

Issuance of common stock for fixed asset additions	$—	$1,801
Vehicles acquired with notes payable	$16,000	$—
Property and equipment acquired by exchange
of related party receivable	$160,555	$—
Land transferred in payment for services	$(89,000)	$—

NOTE 3 — RELATED-PARTY TRANSACTIONS

For the year ended June 30, 2004, the Company had sales of $98,428 to its shareholder and CEO, Robert Callahan. As of June 30, 2004, the related receivable was $26,163.

Also, from time to time, the Company contracts with a construction company 50% owned by the Company’s CEO which provides capital improvements and maintenance work on the Company’s buildings and grounds. During the years ended June 30, 2004 and 2003, the construction company billed the Company $160,555 and $0, respectively, for its services. The Company also purchased two vehicles from the construction company for a total of $16,000.

The Company transferred land at its book and fair market value of $89,000 to the construction company in partial payment of the amounts due the construction company. Additionally, because the construction company is owned by the Company’s CEO, the Company’s receivable from its CEO was reduced by offsetting it against the Company’s payable to the related construction company.

See Note 7 below for related-party common stock transactions.

NOTE 4 — COMMITMENT

During the year ended June 30, 2003, the Company implemented a stock-based incentive compensation plan for its employees. Participating employees have an after-tax deduction withheld by the Company throughout the calendar year. As of December 31 of each year, the employee is considered vested in the plan, and the Company will match the participating employee’s withheld amounts. The Company may also make a discretionary contribution based upon pay incentives or attendance. Periodically, the Company will purchase restricted stock on behalf of the employee in the amount of his withholdings, the Company’s match, and any discretionary contributions.

As of June 30, 2004, the Company had ten participating employees who withheld an amount immaterial to the consolidated financial statements. No accrual for the Company’s match has been made in the current year.

NOTE 5 – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of June 30, 2004. The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture and is personally guaranteed by the Company’s CEO. The balance outstanding as of June 30, 2004 was $422,000.

NOTE 6 — LONG-TERM DEBT

Long-term debt at June 30, 2004 consisted of the following:

Bank note, payable in monthly principal installments of $3,400 plus interest calculated at the bank’s current prime lending rate (4% as of June
30, 2004), due July 2007, secured by receivables, inventory and property.	$122,600

Credit corporation note, payable in monthly principal installments of
$127.36 at 0% interest, due February 2006, secured by engineering
equipment.	2,420

125,020
Less current maturities	(42,328)

Long-term debt, excluding current maturities	$82,692

Principal maturities of long-term debt over the next five years are as follows:

June 30, 2005	$42,328
June 30, 2006	41,692
June 30, 2007	40,800
June 30, 2008	200

$125,020

NOTE 7 — EQUITY

During the year ended June 30, 2004, the Company issued 11,200 common shares in payment for services valued at $9,600. The Company also retired 275,000 common shares previously issued to a shareholder and Metwood officer in exchange for $50,000 cash.

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

NOTE 8 — INCOME TAXES

The components of income tax expense (benefit) consist of:

	2004	2003
Current:
Federal	$67,788	$(30,498)
State	14,940	(5,995)

	82,728	(36,493)
Deferred:
Federal	25,219	28,415
State	6,470	7,300

	31,689	35,715

Total income tax expense (benefit)	$114,417	$(778)

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company’s income taxes is as follows:

Income before income taxes	$336,601	$708
Income tax expense computed at the statutory rate	131,274	276
State income tax, net of federal tax effect	13,060	796
Non-deductible expenses	1,576	1,388
Tax-exempt state workforce development funding	(3,605)	—
Effect of tax loss carryback	—	(3,487)
Effect of graduated income tax rates	(30,013)	(483)
Other	2,125	732

Total income tax expense (benefit)	$114,417	$(778)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. Deferred tax liabilities at June 30, 2004 were $83,072, net of deferred tax assets of $4,058. The components of these amounts are as follows:

Depreciation	$70,856
Amortization of goodwill	12,216
Provision for bad debts	(3,026)
Restricted stock compensation	(1,032)

Net deferred tax liabilities	$79,014

NOTE 9 — CONCENTRATIONS

There is no single customer or group of related customers from whom the Company derived more than 10% of its accounts receivable as of June 30, 2004. The Company is potentially vulnerable to a concentration-related risk with respect to its metal suppliers, however, since three vendors supply approximately 55% of the metal used in the manufacture of the Company’s products, though these vendors have been used primarily because of their competitive pricing. Several other metal suppliers are available to the Company, but purchasing from them, should that become necessary, would likely result in increased costs.

NOTE 10 — SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the years ended June 30, 2004 and 2003 is as follows:

	2004	2003
Construction:
Sales	$2,779,220	$1,801,490
Cost of sales	(1,638,082)	(1,033,401)
Corporate and other expenses	(958,647)	(737,488)

Segment income	$182,491	$30,601

Total assets	$2,245,164	$1,814,815
Capital expenditures	$317,377	$246,174
Depreciation	$87,695	$71,713
Interest expense	$22,392	$13,382

	2004	2003
Engineering:
Sales	$330,461	$213,933
Cost of sales	(192,678)	(168,436)
Corporate and other expenses	(98,101)	(74,612)

Segment income (loss)	$39,682	$(29,115)

Total assets	$411,870	$342,323
Capital expenditures	$9,863	$5,048
Depreciation	$11,921	$9,480
Interest expense	$—	$318

Item 8A. Controls and Procedures

a.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting the Company’s management on a timely basis to material information required to be disclosed in the Company’s reports filed under the Exchange Act.

b.	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2004 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his or her respective positions:

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

Shawn A. Callahan	Secretary/Treasurer, Vice President/General Manager

Education: B.S. Computer Science and Mathematics, Virginia Military Institute

Since starting with Metwood, Inc. in May 1996, Mr. Callahan has played a major role in the restructuring of the Company, increasing production, improving efficiency, and developing computer aids for the Company.

Ronald B. Shiflett	Vice President

Education: B.S. Civil Engineering, Virginia Polytechnic Institute & State University M.S. Civil Engineering, Virginia Polytechnic Institute & State University

Mr. Shiflett has been engaged in the structural design of industrial, commercial, residential, and institutional buildings for over twenty-five years. He is recognized by the design community in southwestern Virginia as an innovator in the use and design of light-gage steel framing in building construction. Along with Mr. Callahan, he formed Metwood, Inc. in 1993.

Annette G. Mariano	Chief Financial Officer

Education: B.A. English, Colorado Women’s College M.B.A. Concentration in Accounting, San Diego State University

Ms. Mariano has over twenty-five years experience as a CPA in both private and public accounting. She has been with the Company since October 2001.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who own more than 10% of the Company’s common stock or other registered class of equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the forms received covering purchase and sale transactions in the Company’s common stock during the fiscal year ended June 30, 2004, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements except as follows: Ronald Shiflett failed to timely report sale transactions in January and April 2004.

Item 10. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company’s last three fiscal years by the Company’s President and Chief Executive Officer, Robert M. Callahan:

Summary Compensation Table

Fiscal Year	Annual Salary	Bonuses	Other Compen- sation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses

	(1)	(2)	(3)	(4)	(5)	(5)
2004	$109,200	-0-	-0-	-0-	-0-	-0-
2003	$97,500	-0-	-0-	-0-	-0-	-0-
2002	$100,000	-0-	-0-	-0-	-0-	-0-

(1)	The dollar value of base salary (cash and non-cash) received, including amounts paid to Carolyn Callahan, wife of Robert M. Callahan.

(2)	The dollar value of bonuses (cash and non-cash) received.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood’s common stock as of September 8, 2004, based upon 11,861,749 shares outstanding:

Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	5,564,665	(1)	46.2%
Common	Ronald Shiflett 819 Naff Road Boones Mill, VA 24065	2,151,282		17.8%
Common	Shawn Callahan 819 Naff Road Boones Mill, VA 24065	1,004,550		8.3%

(1)	Includes direct and indirect interests. There are 2,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of September 8, 2004:

Management Ownership

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	5,564,665	(1)	46.9%
Common	Ronald Shiflett 819 Naff Road Boones Mill, VA 24065	2,151,282		18.1%
Common	Shawn Callahan 819 Naff Road Boones Mill, VA 24065	1,004,550		8.5%
Common	Annette Mariano 819 Naff Road Boones Mill, VA 24065	6,000		*

(1) Includes direct and indirect interests. There are 2,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

* Less than 1%

Ownership of shares by directors and officers of Metwood as a group: 73.5%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item 12. Certain Relationships and Related Transactions

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

The Company contracts with a construction company 50% owned by the Company’s CEO which provides capital improvements and maintenance work on the Company’s buildings and grounds. During the years ended June 30, 2004 and 2003, the construction company billed the Company $160,555 and $0, respectively, for its services. The Company also purchased two vehicles from the construction company for a total of $16,000.

The Company transferred land at its book and fair market value of $89,000 to the construction company in partial payment of the amounts due the construction company. Additionally, because the construction company is owned by the Company’s CEO, the Company’s receivable from its CEO was reduced by offsetting it against the Company’s payable to the related construction company.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

See index to exhibits

(b)	Reports on Form 8-K

               There were no reports on Form 8-K filed during the year ended June 30, 2004.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by McLeod & Company for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2004 and 2003:

	2004	2003
Audit fees	$18,500	$16,135
Audit-related fees	—	1,178
Tax fees	—	—
All other fees	—	—

Total fees	$18,500	$17,313

Audit fees:  Consist of fees billed for professional services rendered for the audits of the Company’s consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by McLeod & Company in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-related fees:  Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit fees.” These services include accounting consultations in connection with the Sarbanes-Oxley Act of 2002.

Tax fees:  Consist of fees billed for tax compliance, tax advice and tax planning services.

All other fees:  Consist of fees billed for all other services other than those reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2004	/s/ Robert M. Callahan Robert M. Callahan President, CEO and Director

Date: September 8, 2004	/s/ Ronald B. Shiflett Ronald B. Shiflett Vice-President and Director

Date: September 8, 2004	/s/ Shawn A. Callahan Shawn A. Callahan Secretary/Treasurer and Director

Date: September 8, 2004	/s/ Annette G. Mariano Annette G. Mariano Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Incorporated by reference on Form 8-K, filed February 16, 2000