Form 10QSB
period 2004-09-30
METWOOD INC
filed 2004-11-18
CIK 32567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2004


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the  past  90  days.  Yes   X  No
                                                                         ---

Number  of  shares  of  common  stock  outstanding  as  of  November  17,  2004:
12,167,499
Transitional  Small  Business  Disclosure  Format  (Check  one) Yes [   ] No [X]


                          METWOOD, INC. AND SUBSIDIARY
                        TABLE OF CONTENTS - FORM 10-QSB


PART I - FINANCIAL INFORMATION                                           Page(s)

Item  1  Financial  Statements

         Consolidated Balance Sheet As of September 30, 2004                1-2

         Consolidated Statements of Income for the Three Months
         Ended September 30, 2004 and 2003                                    3

         Consolidated Statements of Cash Flows for the Three Months
         Ended September 30, 2004 and 2003                                    4

         Notes to Consolidated Financial Statements                         5-9

Item  2  Management's Discussion and Analysis                             10-15

Item  3  Controls and Procedures                                             15

PART  II  -  OTHER  INFORMATION

Item  6  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   16

Index to Exhibits                                                            17

Exhibits                                                                  18-22



                          METWOOD,INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)
==============================================================================
                                     ASSETS
                                                                      2004
                                                                  ------------

CURRENT  ASSETS
   Cash and Cash Equivalents                                      $     63,526
   Accounts Receivable, net of allowance of $10,262                    451,529
   Inventory                                                           653,790
   Other Current Assets                                                  3,029
                                                                  ------------
      TOTAL CURRENT ASSETS                                           1,171,874
                                                                  ------------

PROPERTY  AND  EQUIPMENT
   Furniture, fixtures and euipment                                     53,649
   Computer hardware, software and peripherals                          62,414
   Machinery and shop equipment                                        286,232
   Vehicles                                                            232,336
   Buildings and improvements Land and land improvement                193,142
                                                                  ------------
                                                                     1,680,357
   Accumulated Depreciation                                           (382,652)
                                                                  ------------
      Total property and equipment                                   1,297,705
                                                                  ------------

OTHER  ASSETS
   Goodwill                                                            253,088
                                                                  ------------
   Net Other Assets                                                    253,088
                                                                  ------------
      TOTAL ASSETS                                                $  2,722,667
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current  Liabilities:
   Accounts Payable                                               $    186,055
   Accrued Expenses                                                     40,205
   Customer deposits                                                     5,200
   Current maturities of  long-term debt                                34,000
   Bank line of credit                                                 371,824
   Income taxes paybale                                                134,827
                                                                  ------------
      TOTAL CURRENT  LIABILITIES                                       772,112
                                                                  ------------

   Long-term debt, excluding current maturities
                                                                        81,800
   Deferred Income Taxes,net                                            86,014
                                                                  ------------
      TOTAL LONG-TERM LIABILITY                                        167,814

   Commitment

STOCKHOLDERS'  EQUITY
   Common Stock ($.001par value, 100,000,000 shares authorized:
   11,877,499  shares  issued  and  outstanding)                        11,877
   Common Stock  Subscribed but not Issued ($.001 par, 2950 shares)          3
   Additional Paid-in-Capital                                        1,304,598
   Retained Earnings                                                   466,263
                                                                  ------------
      TOTAL STOCKHOLDERS' EQUITY                                     1,782,741
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  2,722,667
                                                                  ============


The  accompanying  notes  are  an  integral  part  of  the  financial statements

                                     METWOOD, INC. AND SUBSIDIARY
                                    CONSOLIDATED INCOME STATEMENTS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                           (UNAUDITED)
==========================================================================================================

                                                                            Three Months Ended September 30,
                                                                                  2004            2003
                                                                              ------------    ------------

REVENUES:
   Construction sales                                                         $    922,426    $    523,148
   Engineering sales                                                               192,395          72,410
                                                                              ------------    ------------
      Gross Sales                                                                1,114,821         595,558

   Cost of construction sales                                                      495,804         301,174
   Cost of engineering sales                                                       110,218          37,478
                                                                              ------------    ------------
      Gross cost of sales                                                          606,022         338,652

      Gross Profit                                                                 508,799         256,906
                                                                              ------------    ------------

ADMINSTRATIVE  EXPENSES:
   Advertising                                                                      46,729           6,915
   Constructure/bidding data                                                         4,841               0
   Depreciation                                                                     15,535          12,637
   Dues and publications                                                             6,387               0
   Insurance                                                                        13,211           8,681
   Office expenses                                                                   6,174               0
   Payroll expenses                                                                122,411         113,726
   Professional fees                                                                24,624           5,301
   Telephone                                                                         6,611           5,714
   Travel                                                                            3,426           2,828
   Vehicle                                                                           9,466           5,907
   Other                                                                            24,735          32,616
                                                                              ------------    ------------
      Total administrative expenses                                                284,152         194,325
                                                                              ------------    ------------

OPERATING  INCOME                                                                  224,647          62,581
                                                                              ------------    ------------

OTHER INCOME (EXPENSE:)                                                             (4,200)          6,164
                                                                              ------------    ------------

      INCOME BEFORE INCOME TAX                                                     220,447          68,745
                                                                              ------------    ------------

INCOME TAXES                                                                  $     82,000    $     24,837
                                                                              ------------    ------------

      NET INCOME                                                              $    138,447    $     43,908
                                                                              ============    ============

   Basic and diluted earning per share                                                0.01              **
                                                                              ============    ============

   Weighted Average Common Shares Outstanding                                   11,872,249      12,053,245
                                                                              ============    ============

**   Less  than  .01


The  accompanying  notes  are  an  integral  part  of  the  financial statements


                                  METWOOD, INC. AND SUBSIDIARY
                                    STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                          (UNAUDITED)
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net Income                                                                 $    138,447    $     43,908
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation                                                                  29,937          23,200
      Common stock issued for services                                                   -           3,500
      Provision for deferred income taxes                                            7,000           7,768
     (Increase)  decrease  in  operating  assets:
         Accounts receivable                                                       (72,325)         70,367
         Inventory                                                                 (20,565)        (46,381)
         Prepaid expenses                                                           37,845         (11,987)
      Increase  (decrease)  in  operating  liabilities:
         Accounts payable, accrued expenses and customer deposits                 (161,797)         (4,198)
         Current income taxes payable                                               75,000          17,069
                                                                              ------------    ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                  33,542         103,246

CASH  FLOWS  FROM  INVESTMENT  ACTIVITIES:
   Property,  plant  and  equipment:  Purchases                                    (14,735)        (37,844)
                                                                              ------------    ------------
         NET CASH (USED IN) INVESTMENT  ACTIVITIES                                 (14,735)        (37,844)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Borrowings from (repayments of) note payable                                       (892)          3,566
   Net borrowings from (repayments of) related party                                     -          12,622
   Net borrowings under line-of-credit agreement                                         -          18,200
   Common stock issued for cash                                                      7,875               -
                                                                              ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                   6,983          34,388
                                                                              ------------    ------------

         NET  INCREASE  IN  CASH  AND  CASH EQUIVALENTS                             25,790          99,790

CASH  AND  CASH  EQUIVALENTS:
   Beginning of period                                                              37,736           9,482
                                                                              ------------    ------------

   End of period                                                                    63,526         109,272
                                                                              ============    ============





The  accompanying  notes  are  an  integral  part  of  the  financial statements


                          METWOOD, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business Activity- Metwood, Inc. ("Metwood") was organized under the laws of the
-----------------
Commonwealth of Virginia on April 7, 1993. On June 30, 2000, Metwood entered into an Agreement and Plan of Reorganization in which the majority of its outstanding common stock was acquired by a publicly held Nevada shell corporation. The acquisition was a tax-free exchange for federal and state income tax purposes and was accounted for as a reverse merger in accordance with Accounting Principles Board ("APB") Opinion No. 16. Upon acquisition, the name of the shell corporation was changed to Metwood, Inc., and Metwood, Inc., the Virginia corporation, became a wholly owned subsidiary of Metwood, Inc., the Nevada corporation. The publicly traded shell corporation had not had a material operating history for several years prior to the merger.
Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company's common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1.00 per share. One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition. On January 15, 2004, Metwood purchased from that shareholder and retired 137,500 of the originally issued 290,000 shares for $25,000. The initial purchase transaction was accounted for under the purchase method of accounting. The purchase price was allocated as follows:



     Accounts receivable                       $     75,000
     Fixed assets                                    45,000
     Goodwill                                       230,000
                                               ------------
        Total                                  $    350,000


The consolidated company ("the Company") provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Basis of Presentation- The financial statements include the accounts of Metwood,
---------------------
Inc. (a Nevada corporation) and its wholly owned subsidiary, Metwood Inc. (a Virginia corporation) prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005.

Fair  Value  of  Financial  Instruments-  For certain of the Company's financial
---------------------------------------
instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, and the bank lines of credit, the carrying amounts approximate fair value due to their short maturities.

Management's  Use  of  Estimates-  The  preparation  of  consolidated  financial
--------------------------------
statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable- The Company grants credit in the form of unsecured accounts
-------------------
receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management's assessment of current economic conditions and historical collection experience with each customer. At September 30, 2004, the allowance for doubtful accounts was $10,262. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For both the three months ended September 30, 2004 and 2003, the bad debt expense was $-0-.

Inventory-  Inventory, consisting of metal and wood raw materials, is located on
---------
the Company's premises and is stated at the lower of cost or market using the first-in, first-out method.

Property  and equipment- Property and equipment are recorded at cost and include
-----------------------
expenditures for improvements when they substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed to operations as incurred. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to forty years.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and the proceeds from disposition is recorded as a gain or loss.

Patents-  The Company has been assigned several key product patents developed by
-------
certain Company officers. No value has been recorded in the Company's financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.


Goodwill-  In June 2001 the Financial Accounting Standards Board ('FASB") issued
--------
Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of June 30, 2003 and 2004 using discounted cash flow estimates and found no goodwill impairment.

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

Income  Taxes-  Income  taxes are accounted for in accordance with SFAS No. 109,
-------------
"Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carry forwards, where applicable. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Research  and  Development- The Company performs research and development on its
--------------------------
metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the three months ended September 30, 2004 and 2003, the expenses relating to research and development were $-0- and $-0-, respectively.

Earnings  Per  Common  Share-Basic  earnings  per share amounts are based on the
----------------------------
weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the quarters presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share.

Reclassifications-  Certain  items  in  the  financial  statements for the three
-----------------
months ended September 30, 2003 have been reclassified to conform to the September 30, 2004 financial statement presentation.

Recent  Accounting  Pronouncements-  In April 2003, the FASB issued SFAS No. 149
----------------------------------
"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date for implementation of this statement is for contracts entered into or modified after June 30, 2003. The adoption of this statement has had no impact on the Company's consolidated financial condition or results of operations.


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

NOTE  2  -  EARNINGS  PER  SHARE

Net income and earnings per share for the three months ended September 30, 2004 and 2003 are as follows:


                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       2004            2003
                                                   ------------    ------------

     Net income                                    $    138,447    $     43,908
     Income per share - basic and fully diluted            0.01              **
     Weighted average number of shares               11,872,249      12,053,245


**   Less  than  $.01


NOTE  3  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2004 and 2003 are summarized as follows:

                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       2004            2003
                                                   ------------    ------------

     Cash paid for income taxes                    $          0    $          0
     Cash paid for interest                        $      6,469    $      5,592


NOTE  4  -  RELATED-PARTY  TRANSACTIONS

For the three months ended September 30, 2004 and 2003, we had sales of $50,288 and $9,526 respectively, to our shareholder and CEO, Robert Callahan. As of September 30, 2004, the related receivable was $20,667.

NOTE  5  -  BANK  CREDIT  LINE

The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of September 30, 2004. The note is secured by accounts receivable, equipment, general intangibles, inventory, and furniture and fixtures. The note is personally guaranteed by the Company's CEO. The balance outstanding as of September 30, 2004 was $371,824.

NOTE  6  -  SEGMENT  INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three months ended September 30, 2004 and 2003, as excerpted from internal management reports, is as follows:

                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       2004            2003
                                                   ------------    ------------

Construction:
-------------
     Sales                                         $    922,426    $    523,148
     Cost of sales                                     (495,804)       (301,414)
     Corporate and other expenses                      (358,102)       (186,933)
                                                   ------------    ------------
        Segment income                             $     68,520    $     34,801

Engineering:
------------
     Sales                                         $    192,395    $     72,650
     Cost of sales                                     (110,218)        (37,478)
     Corporate and other expenses                       (12,250)        (26,065)
                                                   ------------    ------------
        Segment income                             $     69,927    $      9,107


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

Background
----------

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

Principal  Products/Services  and  Markets
------------------------------------------

Metwood
-------

Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a "stick-built" construction method where components are laid out and assembled with nails and screws. The Company's founders, Robert Callahan and Ronald Shiflett, saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners. Metwood's primary products and services are:


-    Girders  and  headers             -    Garage, deck and porch concrete
-    Floor  joists                          pour-over systems
-    Floor  joist  reinforcers         -    Garage and post-and-beam buildings
-    Roof  and  floor trusses          -    Engineering, design and custom
                                            building services

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

Providence
----------

Providence is extensively involved in ongoing product research and development for Metwood. Additionally, Providence offers its customer's civil engineering capabilities which include rezoning and special use submissions; erosion and sediment control and storm-water management design; residential, commercial, and religious facility site development design; and utility design, including water, sewer and onsite treatment systems. Providence's staff is familiar with construction practices and has been actively involved in construction administration and inspection on multiple projects.

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

Distribution  Methods  of  Products  and  Services
--------------------------------------------------

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


Status  of  Publicly  Announced  New  Products  or  Services
------------------------------------------------------------

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

Patents
-------

The  Company's  eight  U.S.  Patents  are:

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

U.S.  Patent  Nos.  D472,791S;  D472,792S;  D472,793S;  and  D477,210S,  all
modifications of Metwood's Joist Reinforcing Bracket, which will be used for repairs of wood I-joists.

Each of these patents was originally issued to the inventors and Company founders, Robert Callahan and Ronald Shiflett, who licensed these patents to the Company.

Need  for  Government  Approval  of  Principal  Products
--------------------------------------------------------

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

Costs  and  Effects  of  Compliance  with  Environmental  Laws
--------------------------------------------------------------

The Company does not incur any costs to comply with environmental laws. It is an environmentally friendly business in that its products are fabricated from recycled steel.

Number  of  Total  Employees  and  Number  of  Full-Time  Employees
-------------------------------------------------------------------

The Company had twenty-one employees at September 30, 2004, twenty of whom were full time.


Results  of  Operations

Net  Income
-----------

The Company had net income of $138,447 for the three months ended September 30, 2004, versus net income of $43,908 for the three months ended September 30, 2003. This represents an increase in net income of $94,539 for the three months ended September 30, 2004. The increase in net income for the quarter ended September 30, 2004 over 2003 resulted from gross sales, which increased by 87% to $1,114,821 from $595,558 for the three months in 2004 compared to 2003 and fairly constant administrative expenses.

Revenues
--------

Gross sales were $1,114,821 for the three months ended September 30, 2004 compared to $595,558 for the same period in 2003, an increase of $519,263, or 87%. These increases resulted from a combination of greater sales volume, an average increase of 20% in selling prices and materials costs decrease. The Company's significant growth in 2004 sales over 2003 resulted from several factors, all of which will continue to have a positive impact on sales into the future. Awareness of the Company's products has increased as a result of aggressive marketing campaigns, and its patented, innovative products are becoming known throughout the country. The Company's customer base continues to grow as a result. Additionally, new products using the technology of the Company's four newly issued patents began production at the beginning of the current fiscal year and contributed to the growth in revenues for the three months ending September 30, 2004.


Expenses
--------

Total administrative expenses were $284,152 for the quarter ended September 30, 2004, versus $194,325 for the quarter ended September 30, 2003, an increase of $89,827 (46%). Areas of particular increase for the three months ended September 30, 2004 over 2003 were advertising (676%), professional fees (464%), vehicle expense (61%) and depreciation (23%). Advertising and professional fees increased as we attended more trade shows, ran more advertisements in industry trade magazines and incurred more trade show fees in order to increase in sales as mentioned above. Professional fees also increased due to increased audit and compliance fees, including Sarbanes-Oxley compliance, in maintaining our publicly traded status.

Liquidity  and  Capital  Reserves
---------------------------------

On September 30, 2004, the Company had cash of $63,526 and working capital of $399,763. Net cash provided by operating activities was $33,542 for the three months ended September 30, 2004 compared to net cash provided by operating activities of $103,246 for the three months ended September 30, 2003. The lesser provision of cash in the current year resulted primarily from a decrease in account payable, accrued expenses and customer deposits that required a current cash outlay.

Net cash used in investing activities was $14,735 for the three months ended September 30, 2004 compared to net cash used of $37,844 during the same period in the prior year. Cash flows used in investing activities for the current period were for shop equipment, office equipment, computers, software ($4,991), vehicles (9,744).

Cash provided from financing activities totaled $6,983 for the three months ended September 30, 2004 as compared to $34,388 provided for the three months ended September 30, 2003. During the period ended September 30, 2004, the Company issued 15,750 unregistered and restricted common shares of stock for $7,875 to unrelated individuals.

ITEM  3  -  CONTROLS  AND  PROCEDURES

Quarterly  Evaluation  of  Controls

     As  of  the  end  of  the  period  covered by this quarterly report on Form
10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer, Robert M. Callahan ("CEO") and Shawn Callahan, our Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO  and  CFO  Certifications

     Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule
13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations  on  the  Effectiveness  of  Controls

     Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope  of  the  Evaluation

     The  CEO  and  CFO's  evaluation  of  our  Disclosure Controls and Internal
Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

     Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM  4  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.


PART  II  -  OTHER  INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

None.

ITEM  2  -  CHANGES  IN  SECURITIES

During the three months ended September 30, 2004, the Company issued 15,750 unregistered and restricted common shares of stock to unrelated individuals.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the three months ended September 30, 2004, the majority of the security holders voted to issue 15,750 unregistered and restricted common shares of stock to unrelated individuals.

ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     See  index  to  exhibits.

(b)  Reports  on  Form  8-K

     Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2004 is incorporated by reference herein.

     An 8-K was filed on November 12, 2004 for a Change in Registrant's Certifying Accountant, as incorporated by reference herein.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           /s/  Robert  M.  Callahan
                                           -----------------------
                                           Robert  M.  Callahan
Date:  November  17,  2004                 Chief  Executive  Officer



                                           /s/  Shawn  Callahan
                                           -----------------------
                                           Shawn  Callahan
                                           Chief  Financial  Officer



                                INDEX TO EXHIBITS


NUMBER         DESCRIPTION  OF  EXHIBIT
------         ------------------------

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

*    incorporated  by  reference