Form 10QSB
period 2004-12-31
METWOOD INC
filed 2005-02-22
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 12 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number 000-05391 METWOOD, INC. (Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation)	83-0210365 (IRS Employer Identification No.)

819 Naff Road, Boones Mill, VA 24065
(Address of principal executive offices)

(540) 334-4294
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Number of shares of common stock outstanding as of February 18, 2005: 12,167,499

Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☒

METWOOD, INC. AND SUBSIDIARY FORM 10-QSB TABLE OF CONTENTS

See accompanying notes to consolidated financial statements.

Part I. Financial Information

Item 1.  Financial Statements
METWOOD, INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheet
December 31, 2004
(unaudited)

ASSETS
2004
CURRENT ASSETS
Cash and Cash Equivalents	$36,847
Accounts Receivable, net of allowance of $10,262	479,715
Inventory	679,807
Other Current Assets	18,910
TOTAL CURRENT ASSETS	1,215,279

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	44,022
Computer hardware, software and peripherals	98,353
Machinery and shop equipment	262,967
Vehicles	252,469
Buildings and improvements	855,885
Land and land improvement	194,786
1,708,482
Accumulated Depreciation	(400,405)
Net Property and Equipment	1,308,077

OTHER ASSETS
Goodwill	253,088
Net Other Assets	253,088
TOTAL ASSETS	$2,776,444

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$118,769
Accrued Expenses	37,726
Customer Deposits	5,200
Current Maturities of Long-term Debt	365,024
Bank Line of Credit	34,000
Income Taxes Payable	135,827
TOTAL CURRENT LIABILITIES	696,546

Long-term Debt, excluding current maturities	81,800
Deferred Income Taxes,net	86,014
TOTAL LONG-TERM LIABILITIES	167,814

STOCKHOLDERS' EQUITY
Common Stock ($.001par value, 100,000,000 shares authorized:
11,877,499 shares issued and outstanding)	11,877
Common Stock Subscribed but not Issued ($.001 par, 2950 shares)	3
Additional Paid-in-Capital	1,306,147
Retained Earnings	594,057
TOTAL STOCKHOLDERS' EQUITY	1,912,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,776,444

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
Consolidated Income Statements
For the three and six months ended December 31, 2004 and 2003
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
REVENUES
Construction Sales	$811,189	$704,727	$1,830,090	$1,227,874
Engineering sales	86,186	70,691	182,105	143,102
Gross Sales	897,375	775,418	2,012,195	1,370,976

Cost of construction sales	350,344	357,230	907,427	658,404
Cost of engineering sales	75,509	45,485	124,448	82,963
Gross cost of sales	425,853	402,715	1,031,875	741,367

Gross Profit	471,522	372,703	980,320	629,609

ADMINISTRATIVE EXPENSES:
Advertising	41,804	5,033	88,533	11,948
Construction/bidding data	6,558	-	11,340	-
Depreciation	15,517	12,870	31,052	25,507
Dues and publications	4,554	-	10,942	-
Insurance	20,895	11,219	33,997	19,900
Office expenses	12,616	-	18,790	218,642
Payroll expenses	148,568	111,941	270,980	22,247
Professional fees	7,973	12,893	36,515	18,194
Research and development	-	8,700	-	15,903
Telephone	6,670	5,747	13,281	11,461
Travel	6,351	-	9,776	-
Vehicle	6,866	910	16,440	6,817
Property taxes	5,501	15,222	5,500	-
Other	13,732	49,020	35,445	77,261
Total administrative expenses	297,605	233,555	582,591	427,880

OPERATING INCOME	173,917	139,148	397,729	201,729

OTHER INCOME:	8,875	88	5,511	6,252

INCOME BEFORE INCOME TAXES	182,792	139,236	403,240	207,981

INCOME TAXES	55,000	51,082	137,000	75,919

NET INCOME	$127,792	$88,154	$266,240	$132,062

Basic and diluted earnings per share	$0.01	**	$0.02	$0.01

Weighted Average Common
Shares Outstanding	11,877,499	12,057,549	11,874,874	12,055,396

** Less than .01

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the six months ended December 31, 2004 and 2003
(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$266,240	$132,062
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	47,690	47,012
Net loss on sale of property and equipment	2,948	-
Common stock issued for services	-	3,500
Provision for deferred income taxes	7,000	17,006
(Increase) decrease in operating assets:
Accounts receivable	(100,511)	(44,511)
Inventory	(46,582)	(38,884)
Prepaid expenses	21,964	(24,677)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and customer deposits	(173,057)	(15,702)
Current income taxes payable	76,000	58,913
NET CASH PROVIDED BY OPERATING ACTIVITIES	101,692	134,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44,260)	(67,452)
NET CASH (USED IN) INVESTING ACTIVITIES	(44,260)	(67,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from (repayment of ) notes payable	(9,220)	3,184
Net borrowings from (repayment of ) related party	-	10,154
Borrowings (Repayments) under line-of-credit agreement	(56,976)	8,000
Common stock issued for cash	7,875	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(58,321)	21,338

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(889)	88,605

CASH AND CASH EQUIVALENTS:
Beginning of period	37,736	9,482

End of period	36,847	98,087

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005.

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

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2004, the allowance for doubtful accounts was $10,262. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For both the three and six months ended December 31, 2004 and 2003, the bad debt expense was $0.

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

Goodwill — In June 2001 the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of December 31, 2004 and 2003 using discounted cash flow estimates and found no goodwill impairment.

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

Research and Development — The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the three months ended December 31, 2004 and 2003, the expenses relating to research and development were $-0- and $8,700, respectively. For the six months ended December 31, 2004 and 2003, the expenses relating to research and development were $-0- and $15,903, respectively.

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

Reclassifications — Certain items in the financial statements for the three and six months ended December 31, 2003 have been reclassified to conform to the December 31, 2004 financial statement presentation.

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

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. We have no expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.

Note 2 — Earnings Per Share

Net income and earnings per share for the three and six months ended December 31, 2004 and 2003 are as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2004	2003	2004	2003
Net income	$127,792	$88,154	$266,240	$132,062
Income per share - basic and fully diluted	0.01	**	0.02	0.01
Weighted average number of shares	11,877,499	12,057,549	11,874,874	12,055,396

**Less than $.01

Note 3 — Supplemental Cash Flow Information

 Supplemental disclosures of cash flow information for the three and six months ended December 31, 2004 and 2003 are summarized as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2004	2003	2004	2003
Cash paid for income taxes	$--	$--	$--	$--
Cash paid for interest	$3,960	$5,553	$10,429	$11,145

Note 4 — Related-Party Transactions

For the three months ended December 31, 2004 and 2003, we had sales of $36,847 and $50,288 respectively, to our shareholder and CEO, Robert Callahan. As of December 31, 2004, the related party receivable was $20,667.

Note 5 — Bank Credit Line

The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of December 31, 2004. The note is secured by accounts receivable, equipment, general intangibles, inventory, and furniture and fixtures. The note is personally guaranteed by the Company’s CEO. The balance outstanding as of December 31, 2004 was $446,824.

Note 6 — Segment Information

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and six months ended December 31, 2004 and 2003, as excerpted from internal management reports, is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2004	2003	2004	2003
Construction:
Sales	$811,189	$704,727	$1,830,090	$1,227,874
Cost of sales	(350,344)	(357,230)	(907,427)	(658,644)
Corporate and other expenses	(329,665)	(266,411)	(687,767)	(453,343)

Segment income (loss)	$131,180	$81,086	$234,896	$115,887

Engineering:
Sales	$86,185	$70,691	$182,105	$143,342
Cost of sales	(75,509)	(45,485)	(124,448)	(82,963)
Corporate and other expenses	(17,965)	(18,138)	(26,313)	(44,204)

Segment income (loss)	$(3,387)	$7,068	$31,344	$16,175

Item 2 — Management's Discussion and Analysis

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

Number of Total Employees and Number of Full-Time Employees

The Company had twenty-one employees at December 31, 2004, twenty of whom were full time.

Results of Operations

Net Income

The Company had net income of $127,792 and $266,240 for the three and six months ended December 31, 2004, versus net income of $88,154 and $132,062 for the three and six months ended December 31, 2003. This represents an increase in net income of $39,638 and $134,178 for the three and six months ended December 31, 2004, respectively, compared to prior period amounts. The increase in net income for the quarter ended December 31, 2004 over 2003 resulted from gross sales, which increased by 15.7% to $897,375 from $775,418 for the three months in 2004 compared to 2003 and fairly constant administrative expenses .

Revenues

Gross sales were $897,375 for the three months ended December 31, 2004 compared to $775,418 for the same period in 2003, an increase of $121,957, or 15.7%. These increases resulted from a combination of greater sales volume, an average increase in selling prices and materials costs decrease.

The Company’s significant growth in 2004 sales over 2003 resulted from several factors, all of which will continue to have a positive impact on sales into the future. Awareness of the Company’s products has increased as a result of aggressive marketing campaigns, and its patented, innovative products are becoming known throughout the country. The Company’s customer base continues to grow as a result. Additionally, new products using the technology of the Company’s four newly issued patents began production at the beginning of the current fiscal year and contributed to the growth in revenues for the three months ending December 31, 2004.

Expenses

Total administrative expenses were $297,605 for the quarter ended December 31, 2004, versus $233,555 for the quarter ended December 31, 2003, an increase of $64,050 (27%). Areas of particular increase for the three months ended December 31, 2004 over 2003 were advertising (731%), insurance (86%), payroll expense (33%). We hired additional employees to handle our increase in sales volume in 2004. We also advertised more which generated the increase in sales above.

Liquidity and Capital Reserves

On December 31, 2004, the Company had cash of $36,847 and working capital of $518,733. Net cash provided by operating activities was $101,692 for the six months ended December 31, 2004 compared to net cash provided by operating activities of $134,719 for the six months ended December 31, 2003. The lesser provision of cash in the current year resulted primarily from a decrease in account payable, accrued expenses and customer deposits that required a current cash outlay.

Net cash used in investing activities was $44,260 for the six months ended December 31, 2004 compared to net cash used of $67,452 during the same period in the prior year. Cash flows used in investing activities for the current period were for shop equipment, office equipment, computers, software ($4,991), vehicles ($9,744).

Cash used in financing activities totaled $58,321 for the six months ended December 31, 2004 as compared to $21,338 provided by financing activities for the six months ended December 31, 2003. During the period ended December 31, 2004, the Company issued 15,750 shares of stock for cash of $7,875.

Item 3 — Controls and Procedures

The Company’s management has reviewed the systems of internal controls and disclosures within the specified time frame of ninety days. Management believes that the systems in place allow for proper controls and disclosures of financial reporting information. There have been no changes in these controls since our last evaluation date.

Part II — Other Information

Item 1 — Legal Proceedings

None

Item 2 — Changes in Securities

None

Item 3 — Defaults Upon  Senior  Securities

None

Item 4 — Submission of Matters to a Vote of  Security Holders

None

Item 5 — Other Information

None

Item 6 — Eexhibits and Reports on Form 8-K

(a)  Exhibits  are  incorporated  by  reference.

(b)  On  November 18, 2004, we filed an 8-K/A regarding the filing of a change in auditors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2005	/s/ Robert M. Callahan Robert M. Callahan Chief Executive Officer

Date: February 18, 2005	/s/ Shawn Callahan Shawn Callahan Chief Financial Officer

Index to Exhibits
Number	Description of Exhibit

3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)