Form 10QSB
period 2005-03-31
METWOOD INC
filed 2005-05-12
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(540) 334-4294
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Number of shares of common stock outstanding as of May 11, 2005: 12,167,499

Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☒

METWOOD, INC. AND SUBSIDIARY TABLE OF CONTENTS - FORM 10-QSB

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

METWOOD,INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheet
March 31, 2005
(unaudited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$106,507
Accounts Receivable, net of allowance of $10,262	552,460
Inventory	678,074
Other Current Assets	148,248
TOTAL CURRENT ASSETS	1,485,289

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	44,022
Computer hardware, software and peripherals	118,333
Machinery and shop equipment	262,967
Vehicles	252,469
677,791
Accumulated Depreciation	(340,637)
Net Property and Equipment	337,154

OTHER ASSETS
Goodwill	253,088
Net Other Assets	253,088
TOTAL ASSETS	$2,075,531

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$148,209
Accrued Expenses	12,413
Customer Deposits	5,200
Income Taxes Payable	40,500
TOTAL CURRENT LIABILITIES	206,322

Deferred Income Taxes, net	79,014
TOTAL LONG-TERM LIABILITIES	285,336

STOCKHOLDERS' EQUITY
Common Stock ($.001par value, 100,000,000 shares authorized:
11,877,499 shares issued and outstanding)	11,877
Common Stock Subscribed but not Issued ($.001 par, 2950 shares)	3
Additional Paid-in-Capital	1,306,147
Retained Earnings	472,168
TOTAL STOCKHOLDERS' EQUITY	1,790,195

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,075,531

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
Consolidated Income Statements
For the three and nine months ended March 31, 2005 and 2004
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
REVENUES
Construction Sales	$985,773	$662,509	$2,817,162	$1,890,383
Engineering sales	96,021	77,969	276,828	221,071
Gross Sales	1,081,794	740,478	3,093,990	2,111,454

Cost of construction sales	560,395	451,561	1,467,463	1,109,966
Cost of engineering sales	50,331	50,185	175,175	133,455
Gross cost of sales	610,726	501,746	1,642,638	1,243,421

Gross Profit	471,068	238,732	1,451,352	868,033

ADMINISTRATIVE EXPENSES:
Advertising	13,087	34,205	101,620	46,153
Construction/bidding data	3,148	-	14,547	-
Depreciation	9,216	12,805	42,252	38,312
Dues and publications	(3,437)	-	7,505	-
Insurance	9,010	15,121	43,146	35,020
Office expenses	22,814	-	50,002	-
Payroll expenses	154,465	96,662	425,445	315,303
Professional fees	6,057	12,635	34,772	30,829
Rent	18,600	-	18,700	-
Research and development	600	6,923	600	22,826
Telephone	7,577	6,297	20,858	17,758
Travel	9,897	-	19,673	-
Vehicle	5,769	6,460	21,706	13,278
Property taxes	66	8,418	5,566	30,665
Other	16,899	44,369	47,714	121,324
Total administrative expenses	273,768	243,895	854,106	671,468

OPERATING INCOME	197,300	(5,163)	597,246	196,565

LOSS ON SALE OF FIXED ASSETS	(368,563)	-	(368,813)	-
OTHER INCOME (EXPENSE)	(4,126)	(5,687)	(582)	558

INCOME BEFORE INCOME TAXES	(175,389)	(10,850)	227,851	197,123

INCOME TAXES	(53,500)	(13,590)	83,500	62,329

NET INCOME (LOSS)	$(121,889)	$2,740	$144,351	$134,794

Basic and diluted earnings per share	$(0.01)	**	$0.01	$0.01

Weighted Average Common
Shares Outstanding	11,877,499	11,941,203	11,875,749	12,017,609

** Less than .01

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004
(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$144,351	$134,794
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	42,252	71,332
Net loss on sale of property and equipment	368,813	-
Common stock issued for services	-	3,500
Provision for deferred income taxes	-	24,829
(Increase) decrease in operating assets:
Accounts receivable	(173,256)	4,240
Inventory	(44,849)	(151,778)
Other current assets	(107,374)	(49,666)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and customer deposits	(167,382)	137,679
Current income taxes payable	(19,327)	37,500
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,228	212,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of buildings, land and improvements	600,000	-
Purchases of property and equipment	(35,312)	(146,382)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	564,688	(146,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from (repayment of ) long term debt	(125,020)	2,802
Net borrowings from (repayment of ) related party	-	6,200
Borrowings (repayments) under line-of-credit agreement	(422,000)	1,200
Common stock retired	-	(25,000)
Common stock issued for cash	7,875	-
NET CASH (USED IN) FINANCING ACTIVITIES	(539,145)	(14,798)

NET INCREASE IN CASH AND CASH EQUIVALENTS	68,771	51,250

CASH AND CASH EQUIVALENTS:
Beginning of period	37,736	9,482

End of period	106,507	60,732

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005.

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

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2005, the allowance for doubtful accounts was $10,262. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For both the three and nine months ended March 31, 2005 and 2004, the bad debt expense was $-0-.

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

Goodwill — In June 2001 the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of March 31, 2005 and 2004 using discounted cash flow estimates and found no goodwill impairment.

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

Research and Development — The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the three months ended March 31, 2005 and 2004, the expenses relating to research and development were $600 and $6,923, respectively. For the nine months ended March 31, 2005 and 2004, the expenses relating to research and development were $600 and $22,826, respectively.

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

Reclassifications — Certain items in the financial statements for the three and nine months ended March 31, 2004 have been reclassified to conform to the March 31, 2005 consolidated financial statement presentation.

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

NOTE 2 — EARNINGS PER SHARE

Net income and earnings per share for the three and nine months ended March 31, 2005 and 2004 are as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004

Net income (loss)	$(121,889)	$2,740	$144,351	$134,794
Income (loss) per share - basic and fully diluted	(0.01)	**	0.01	0.01
Weighted average number of shares	11,877,499	11,941,203	11,875,749	12,017,609

**Less than $.01
NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2005 and 2004 are summarized as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004

Cash paid for income taxes	$--	$--	$--	$--
Cash paid for interest	$5,529	$10,711	$15,298	$19,587

NOTE 4 — RELATED-PARTY TRANSACTIONS

For the three months ended March 31, 2005 and 2004, we had sales of $23,030 and $60,989, respectively, to our shareholder and CEO, Robert Callahan. As of March 31, 2005, the related party receivable was $28,873.

NOTE 5 — BANK CREDIT LINE

We have available a $600,000 revolving line of credit with a local bank. We paid off this loan in full during the three months ended March 31, 2005 from some of the proceeds from the sale of our land and building. Interest was payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of March 31, 2005. The note was secured by accounts receivable, equipment, general intangibles, inventory, and furniture and fixtures. The note was personally guaranteed by the Company’s CEO. The balance outstanding as of March 31, 2005 was $-0-.

NOTE 6 — SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and nine months ended March 31, 2005 and 2004, as excerpted from internal management reports, is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004
Construction:
Sales	$985,773	$662,509	$2,817,162	$1,890,383
Cost of sales	(560,395)	(451,561)	(1,467,463)	(1,109,966)
Corporate and other expenses	(537,954)	(214,813)	(1,246,005)	(668,155)

Segment income (loss)	$(112,576)	$(3,865)	$103,694	$112,262

Engineering:
Sales	$96,021	$77,969	$276,828	221,071
Cost of sales	(50,331)	(50,185)	(175,175)	(133,455)
Corporate and other expenses	(36,377)	(21,179)	(60,996)	(65,084)

Segment income (loss)	$(9,313)	$6,605	$40,657	$22,532

NOTE 7 — OPERATING LEASE COMMITMENTS

On January 3, 2005, we entered into a ten year commercial lease with a monthly rental of $6,200. We lease various buildings on the same site which house our manufacturing plants, executive offices, among other buildings from a third party under a commercial operating lease which expires on January, 2015. Accordingly, for the three months ended March 31, 2005 and 2004, we recognized rental expense for these spaces in the amount of $18,600 and $-0- respectively.

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

Number of Total Employees and Number of Full-Time Employees

The Company had twenty-one employees at March 31, 2005, twenty of whom were full time.

Results of Operations

Net Income

The Company had net income (loss) of $(121,889) and $144,351 for the three and nine months ended March 31, 2005, versus net income of $2,740 and $134,794 for the three and nine months ended March 31, 2004. This represents a (decrease) increase in net income of $(124,629) and $9,557 for the three and nine months ended March 31, 2005, respectively, compared to prior period amounts. The decrease in net income for the quarter ended March 31, 2005 over 2004 resulted from a loss on sale of fixed assets including our building and land in the amount of $368,813. We decided pursuant to a unanimous consent of our Board of Directors to lease the building and land back from the unrelated purchaser. We received $600,000 from this sale.

Revenues

Gross sales were $1,081,794 for the three months ended March 31, 2005 compared to $740,478 for the same period in 2004, an increase of $341,316, or 46%. This increase resulted from a combination of greater sales volume, an average increase in selling prices and materials costs decrease.

The Company’s significant growth in fiscal 2005 sales over fiscal 2004 resulted from several factors, all of which will continue to have a positive impact on sales into the future. Awareness of the Company’s products has increased as a result of aggressive marketing campaigns, and its patented, innovative products are becoming known throughout the country. The Company’s customer base continues to grow as a result. Additionally, new products using the technology of the Company’s four newly issued patents began production at the beginning of the current fiscal year and contributed to the growth in revenues for the three months ending March 31, 2005.

Expenses

Total administrative expenses were $273,768 for the quarter ended March 31, 2005, versus $243,895 for the quarter ended March 31, 2004, an increase of $29,873 (12%). Areas of particular increase for the three months ended March 31, 2005 over 2004 were rent due to the aforementioned lease back of our property (100%) and payroll expense due to increased sales volume (59%). We hired additional employees to handle our increase in sales volume in 2005. We also advertised more which generated the increase in sales above.

Liquidity and Capital Resources

On March 31, 2005, we had cash of $106,507 and working capital of $1,278,967. Net cash provided by operating activities was $43,228 for the nine months ended March 31, 2005 compared to net cash provided by operating activities of $212,430 for the nine months ended March 31, 2004. The lesser provision of cash in the current year resulted primarily from a decrease in account payable, accrued expenses and customer deposits that required a current cash outlay.

Net cash provided by (used in) investing activities was $564,688 for the nine months ended March 31, 2005 compared to net cash used of $(146,382) during the same period in the prior year. Cash flows used in investing activities for the current period were for shop equipment, office equipment, computers, software and vehicles. We received $600,000 in cash flows from the sale of our building and land in the third quarter which we, in turn, leased back from the purchaser.

Cash used in financing activities totaled $539,145 for the nine months ended March 31, 2005 as compared to $14,798 used in financing activities for the nine months ended March 31, 2004. During the period ended March 31, 2005, we issued 15,750 shares of stock for cash of $7,875 and we repaid all of our long term debt and credit line from the proceeds of the sale of our building and land.

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

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits  are  incorporated  by  reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2005	/s/ Robert M. Callahan Robert M. Callahan Chief Executive Officer

Date: May 11, 2005	/s/ Shawn Callahan Shawn Callahan Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Filed in previous filing