Form 10KSB
period 2005-06-30
METWOOD INC
filed 2005-09-29
CIK 32567

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission file number 000-05391

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
$0.001 Par Value Common Voting Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $4,181,280

As of September 28, 2005 there were 11,877,499 common shares outstanding, and the aggregate market value of the common shares (based upon the average of the bid price ($1.10) reported by brokers) held by non-affiliates was approximately $13,065,249.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

METWOOD, INC. AND SUBSIDIARY
FORM 10-KSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management. Statements that are not historical in nature and which include such words as “anticipate,”“estimate,”“should,”“expect,” believe,”“intend,” and similar expressions are intended to identify forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

PART I

Item 1. Description of Business

Business Development

We were incorporated under the laws of the State of Wyoming on June 19, 1969. Following an involuntary dissolution for failure to file an annual report, we were reinstated as a Wyoming corporation on October 14, 1999. On January 28, 2000, we, through a majority shareholder vote, changed its domicile to Nevada through a merger with EMC Energies, Inc., a Nevada corporation. The Plan of Merger provided for the dissenting shareholders to be paid the amount, if any, to which they would be entitled under the Wyoming Corporation Statutes with respect to the rights of dissenting shareholders. We also changed our par value to $.001 and the amount of authorized common stock to 100,000,000 shares.

Prior to 1990, we were engaged in the business of exploring for and producing oil and gas in the Rocky Mountain and mid-continental areas of the United States. We liquidated substantially all of its assets in 1990 and were dormant until June 30, 2000, when it acquired, in a stock for-stock, tax-free exchange, all of the outstanding common stock of a privately held Virginia corporation, Metwood, Inc. (“Metwood”), which was incorporated in 1993. See Form 8-K and attached exhibits filed August 11, 2000. Metwood has been in the metal and metal/wood construction materials manufacturing business since 1992. Following the acquisition, we approved a name change from EMC Energies, Inc. to Metwood, Inc.

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC (“Providence”), a professional engineering firm with customers in the same proximity as Metwood, paying $60,000 in cash and issuing 290,000 Metwood common shares to the two Providence shareholders (one of whom was also an officer and existing shareholder of Metwood prior to the acquisition). These shares were valued at the closing quoted stock price of $1.00 per share at the effective date of the purchase. On October 15, 2002, $15,000 additional cash was paid to one shareholder in exchange for the shareholder’s surrender of 15,000 shares of Metwood stock, and $50,000 was paid to that shareholder in two installments of $25,000 each (on January 15, 2004 and April 15, 2004) for 275,000 shares. All of the originally issued 290,000 shares of Metwood stock have thus been repurchased as of June 30, 2004. The initial purchase transaction was accounted for under the purchase method of accounting.

The consolidated company (“the Company, We, Us, Our”) provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia with some distribution in other parts of the country.

Principal Products or Services and Markets

Metwood —Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a “stick-built” construction method where components are laid out and assembled with nails and screws. Our founders, Robert Callahan and Ronald Shiflett, saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

Our primary products and services are:

•	Girders and headers

•	Floor joists

•	Floor joist reinforcers

•	Roof and floor trusses and rafters

•	Metal framing

•	Square structural columns

•	Garage, deck and porch concrete pour over systems

•	Garage and post-and-beam buildings

•	Engineering, design and custom building services

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

Providence —Extensively involved in ongoing product research and development for Metwood, Providence also offers its customers civil engineering capabilities which include rezoning and special use submissions; erosion and sediment control and storm-water management design; residential, commercial, and religious facility site development design; and utility design, including water, sewer and onsite treatment systems. Providence’s staff is familiar with construction practices and has been actively involved in construction administration and inspection on multiple projects.

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

Distribution Methods of Products and Services

Our sales are primarily retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 50% of our sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; additionally, however, our distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking our products as an additional sales force. We are in discussions with national engineered I-joist manufacturers who are interested in marketing our products and expect to announce affiliations with these companies in the near future. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license our technology and products to increase its distribution outside of Virginia, North Carolina and the other states.

Status of Publicly Announced New Products or Services

We have acquired four new patents through assignment from Robert Callahan and Ronald Shiflett, the patent holders. All four patents reflect various modifications to our Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists.

Seasonality of Market

Our sales are subject to seasonal impacts, as its products are used in residential and commercial construction projects which tend to be at peak levels in Virginia and North Carolina between the months of March and October. Accordingly, our sales are greater in its fourth and first fiscal quarters. We build an inventory of its products throughout the winter and spring to support its sales season.

Competition

Nationally, there are over one hundred manufacturers of the types of products produced by us. However, the majority of these manufacturers are using wood-only products or products without metal reinforcement. Metwood has identified only one other manufacturer in the United States that manufactures a wood-metal floor truss similar to that of us. However, Metwood has often found that its products are the only ones that will work within many customers’ design specs.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials used by us are readily available on the market from numerous suppliers. The light-gage metal used by us is supplied primarily by Dietrich Industries, Marino-Ware, and Consolidated Systems, Inc. Our main sources of lumber are Lowe’s, 84 Lumber Company and Smith Mountain Building Supply. Gerdau Amersteel, Descosteel and Adelphia Metals provide the majority of our rebar. Because of the number of suppliers available to us, its decisions in purchasing materials are dictated primarily by price and secondarily by availability. We do not anticipate a lack of supply to affect its production; however, a shortage might cause us to pass on higher materials prices to its buyers.

Dependence on One or a Few Major Customers

Presently we do not have any one customer whose loss would have a substantial impact on our operations.

Patents

We have eight U.S. Patents:

       U.S. Patent No. 5,519,977, “Joist Reinforcing Bracket,” a bracket that reinforces wooden joists with a hole for the passage of a utility conduit. We refer to this as its floor joist patch kit.

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

Each of these patents was originally issued to the inventors our founders, Robert Callahan and Ronald B. Shiflett, who licensed these patents to us.

Need for Government Approval of Principal Products

Our products must either be sold with an engineer’s seal or applicable building code approval. Our chief engineer has obtained professional licensure in several states, which permits products not building code approved to be sold and used with his seal. We expect his licensure in a growing number of states to greatly assist in the uniform acceptability of its products as it expands to new markets. Currently, we are seeking International Code Council (“ICC”) code approval on its joist reinforcers and beams. Once that approval is obtained, the products can be used in all fifty states and will eliminate the need for an engineer’s seal on individual products. To date, our 2x10 floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004).

Time Spent During the Last Two Fiscal Years on Research and Development Activities

Approximately fifteen percent of our time and resources have been spent during the last two fiscal years researching and developing its metal/wood products, new product lines, and new patents.

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. It is an environmentally friendly business in that its products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

We had thirty-six employees at June 30, 2005, thirty-five of whom were full time.

Item 2. Description of Property

During the year ended June 30, 2005, we sold our facilities to a related party for $600,000 and subsequently leased the facilities back under a long-term lease agreement. We now lease our facilities in Boones Mill, Virginia, which consist of corporate offices, warehouses, a garage/vehicle maintenance building, and other multi-use buildings. The condition of these buildings is excellent.

We do not invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities and therefore have no policies related to such investments.

Item 3. Legal Proceedings

We are not a party to any legal proceedings, nor, to the best of its knowledge, is any such proceedings threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

The majority of our shareholders voted in favor of selling our facilities and subsequently leasing them back from the purchaser during the year ended June 30, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the average bid price for our common stock at September 28, 2005 of $1.10 per share (average asking price of $1.10), the market value of shares held by non-affiliates would be $13,065,249. There are no preferred shares authorized.

We are listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) under the symbol “MTWD.OB.”

Set forth below are the high and low bid prices for our common stock for the last two years:

Quarter Ended	High Bid	Low Bid

September 2003	$0.30	$0.30
December 2003	$0.80	$0.80
March 2004	$1.05	$0.65
June 2004	$0.60	$0.60
September 2004	$0.51	$0.90
December 2004	$0.51	$1.10
March 2005	$0.60	$1.01
June 2005	$0.60	$1.40

Holders

The number of holders of record of our common stock as of September 28, 2005 was 1,115. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

Dividends

Per the negative covenants in the line-of-credit agreements, we are restricted from paying dividends until the debt is repaid. We have not paid any dividends on its common stock and we intend to pay dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

We anticipate that the next twelve months will be a period of continued growth as it seeks to further expand its presence in new markets throughout the United States through increased numbers of distributors, licensees and dealers. ICC code approval is being sought for our joist reinforcers and beams and is expected to be obtained within the coming fiscal year. If this approval is obtained, product marketability would be greatly enhanced and would likely lead to higher demand.

Higher product demand would likely increase the need for more capital as inventory requirements grew, which could be met through borrowing or a stock offering. No decision has been made at the present time, however, as to which means might be used to raise capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are selected financial data for the years ended June 30, 2005 and 2004:

	2004	2005

Revenues	$3,109,681	$4,181,280
Net income	$222,184	$120,995
Net income per common share	$0.02	$0.01
Weighted average common shares outstanding	11,984,082	11,876,204
At June 30, 2005 and 2004:
Total assets	$2,657,034	$2,145,088
Working capital	$232,132	$1,256,383
Shareholders’ equity	$1,636,421	$1,765,519
**Less than $.01

No dividends have been declared or paid during the periods presented.

Results of Operations Fiscal 2005 Compared with Fiscal 2004

Revenues and Cost of Sales —Consolidated gross sales increased $1,071,599, or 34%, for the year ended June 30, 2005 (“fiscal 2005”) compared to the year ended June 30, 2004 (“fiscal 2004”). Construction sales consisted of product sales, engineering, delivery and installation fees. Engineering sales consisted of fees for engineering services. Gross profit increased $498,079 (38%) from fiscal 2004 to fiscal 2005.

The increase in construction revenues was due to several factors, including adding inside sales support for outside sales reps, thereby freeing up the reps to make more daily contacts; increased marketing efforts, such as regular seminars for building inspectors and architects on our systems and services; and strengthened dealer relationships. Also, product prices were raised in the third quarter to compensate for the increasing cost of steel. In addition, we experienced heightened demand for our pour over systems for fiscal 2005 compared to 2004 which had the added benefit of increasing related installation fees. Growth in engineering sales resulted from both higher demand and quicker turnaround time on jobs.

Cost of sales rose $573,520 overall (31%) in fiscal 2005 compared to fiscal 2004. On the construction side, cost of sales increased $543,086 (33%), while cost of engineering sales increased only $30,434 (16%). The rise in construction costs was due primarily to the higher steel prices we faced in fiscal 2005. However, efforts were made to secure as much steel as possible just prior to the new higher prices taking effect, thereby alleviating some of the impact of those increases. We anticipate that steel prices will continue to be high for the foreseeable future.

Administrative expenses —These costs increased $271,501, or29%, to $1,213,978 in fiscal 2005 from $942,477 in fiscal 2004. The increase was due primarily to higher advertising and marketing, insurance and payroll costs. The increase is mainly attributable to an increase in payroll costs from $474,660 in fiscal 2004 to $575,904 in fiscal 2005 or an increase of $101,244 (21%). We hired new personnel to capacitate the increase in sales and new customers in fiscal 2005.

Other Income (Expense) —We were eligible for and received $-0- from the Virginia Department of Business Assistance in fiscal 2005 as reimbursement for a portion of its employee training efforts compared to $9,244 in fiscal 2004. Due to the sale of our facilities in fiscal 2005 as mentioned above, we recorded a loss on the sale in the amount of $372,011 for fiscal 2005. Interest expense amounted to $16,296 in 2005 compared to $25,106 in 2004, a decrease of $8,810 and reflective of a complete repayment of our notes payable with the bank in fiscal 2005.

Income Taxes —In fiscal 2005 our income tax expense was $63,599 compared to income tax expense of $114,417 in fiscal 2004. We increased our deferred tax liability by $9,947 in 2005. The primary components of the deferred tax liability relate to timing differences between book and tax depreciation and the treatment of goodwill amortization.

Liquidity and Capital Reserves —Cash flows provided by operations in fiscal 2005 were $250,415 versus cash flows provided by operations in fiscal 2004 of $212,452, a change of $37,963. The increase in cash flows from operations was primarily attributable to lower net income attributable to the loss on the sale of our facilities and increases in accounts payable and current income taxes payable, both of which will require future cash outlays. We also used $112,649 for capital improvements and purchases of fixed assets, while approximately $600,000 was recouped from asset disposals in fiscal 2005. Financing activities in fiscal 2005 used $540,895 compared to $19,827 used in fiscal 2004. The main use of funds in 2004 was $50,000 paid to a stockholder for his Metwood common stock, while funds in 2005 used in financing activities was a net decrease in borrowings under our line-of-credit agreement of $422,000 attributable to the repayment of the notes payable in fiscal 2005. We also repaid all notes payables in fiscal 2005.

We have historically funded its cash needs through operating income and credit line draws as needed. It will continue to rely on sales revenue as its main source of liquidity and will incur debt primarily to fund inventory purchases as sales growth produces increased product demand. Liquidity needs that cannot be met by current sales revenue may also arise in certain unusual circumstances such as has previously occurred when rain and snow significantly slowed construction activity and resulted in a corresponding decline in demand for our products. In those circumstances, debt may be added to meet our fixed costs and to maintain inventory in anticipation of a spurt in product demand that generally occurs once a weather-related slowdown has ended.

On a long-term basis, we also anticipate that product demand will increase considerably as it continues to expand its marketing and advertising campaign, which may include the use of television, radio, print and internet advertising. Efforts are well underway to increase the number of out-of-state sales representatives/brokers who will market our products throughout the country. As sales increase, we can add a second shift to meet the additional product demand without having to use funds to expand its production facilities. If additional cash becomes necessary to fund its growth, we may raise this capital through an additional follow-on stock offering rather than taking on more debt. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future. If we are unable to raise additional capital as needed, our growth potential will be adversely affected, and we would have to significantly modify its plans.

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

McLeod & Company

Roanoke, Virginia
September 17, 2004

Bongiovanni & Associates, CPA’s
17111 Kenton Drive, Suite 100-B
Cornelius, North Carolina 28031

Business: (704) 892-8733
Facsimile: (704) 892-6487

REPORT OF INDEPENDENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Metwood, Inc.
819 Naff Road
Boones Mill, Virginia 24065

We have audited the accompanying consolidated balance sheet of Metwood, Inc. (a Nevada corporation) and its wholly-owned subsidiary as of June 30, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metwood, Inc. and its wholly owned subsidiary as of June 30, 2005, and the consolidated results of its operations and its cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Bongiovanni & Associates, P.A.
Charlotte, North Carolina
September 23, 2005

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Balance Sheet
At June 30, 2005

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$234,607
Accounts Receivable, net of Allowance of $8,505	484,034
Inventory	729,461
Recoverable Income Taxes	30,666
Prepaid Expenses and Other Current Assets	68,223
TOTAL CURRENT ASSETS	1,546,991

FIXED ASSETS
Furniture, Fixtures and Equipment	44,173
Computer Hardware, Software & Peripherals	127,074
Machinery and Shop Equipment	258,367
Vehicles	282,046
711,660
Accumulated Depreciation	(366,651)
Net Fixed Assets	345,009

OTHER ASSETS
Goodwill	253,088

TOTAL ASSETS	$2,145,088

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$218,435
Accrued Expenses	45,855
Customer Deposits	5,000
Income Taxes Payable	21,318
TOTAL CURRENT LIABILITIES	290,608

LONG-TERM LIABILITIES
Deferred Income Taxes, Net	$88,961

COMMITMENT - NOTE 4

STOCKHOLDERS' EQUITY
Common Stock ($.001 par value, 100,000,000 shares authorized:
11,877,499 shares issued and outstanding at June 30, 2005)	11,878
Common Stock Not Yet Issued ($.001 par value, 10,950 shares)	11
Additional Paid-in-Capital	1,304,818
Retained Earnings	448,812
TOTAL STOCKHOLDERS' EQUITY	1,765,519

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,145,088

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Income Statements
For the Years Ending June 30, 2005 and 2004

	2005	2004
REVENUES AND COST OF SALES:
Construction Sales	$3,838,966	$2,779,220
Engineering Sales	342,314	330,461
Gross Sales	4,181,280	3,109,681
Cost of Construction Sales	2,181,168	1,638,082
Cost of Engineering Sales	223,112	192,678
Gross Cost of Sales	2,404,280	1,830,760
Gross Profit	1,777,000	1,278,921

ADMINISTRATIVE EXPENSES:
Advertising	145,296	82,473
Construction/Bidding Data	14,813	18,668
Depreciation	53,817	53,197
Insurance	53,652	43,729
Office Expense	52,563	26,391
Payroll Expense	575,904	474,660
Professional Fees	43,073	43,197
Research and Development	6,920	30,871
Telephone	28,695	22,763
Travel	24,518	15,404
Vehicle Expense	28,477	19,984
Other	186,250	111,140
TOTAL EXPENSES	1,213,978	942,477

OPERATING INCOME	563,022	336,444

Loss on Sale of Fixed Assets	(372,011)	-
Other Income (Expense)	(6,417)	157
Income Before Income Taxes	184,594	336,601

Income Taxes	(63,599)	(114,417)

Net Income	$120,995	$222,184

Net Income Per Common Share
Basic & Fully Diluted	$0.01	$0.02

Weighted Average Common
Shares Outstanding	11,876,204	11,984,082

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Statement of Stockholders' Equity
For the Years Ending June 30, 2005 and 2004
			Common	Common
			Shares	Stock
	Common	Common	Not Yet	Not Yet	Additional
	Shares	Stock	Issued	Issued	Paid-in	Retained
	(000's)	($.001 Par)	(000's)	($.001 Par)	Capital	Earnings

Balances, July 1, 2003	12,046	$12,046	11	11	$1,343,047	$105,633

Net income for year	-0-	-0-	-0-	-0-	-0-	222,184

Common stock retired	(275)	(275)	-0-	-0-	(49,725)	-0-

Issuance of common stock for services	5	5	-0-	-0-	3,495	-0-

Issuance of common stock subscribed	8	8	(8)	(8)	-0-	-0-

Previously canceled common stock reinstated	79	79	-0-	-0-	(79)	-0-

Balances, June 30, 2004	11,863	$11,863	3	$3	$1,296,738	$327,817

Net income for year	-0-	-0-	-0-	-0-	-0-	120,995

Common stock subscribed but not yet issued	-0-	-0-	8	8	-0-	-0-

Issuance of common stock for services rendered	3	3	-0-	-0-	1,967	-0-

Issuance of common stock subscribed	12	12	-0-	-0-	6,113	-0-

Balances, June 30, 2005	11,878	$11,878	11	$11	$1,304,818	$448,812

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Statements of Cash Flows
For the Years Ending June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120,995	$222,184
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	108,536	99,616
Bad debt expense	8,855	12,302
Provision for deferred income taxes	(9,947)	31,689
Loss on sale of fixed assets	372,011	-
Common stock issued for services	1,970	3,500
(Increase) decrease in operating assets:
Accounts receivable	(80,258)	(144,519)
Inventory	(96,236)	(286,755)
Prepaid expenses and other current assets	(40,874)	(13,812)
Recoverable income taxes	(30,666)	25,187
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and customer deposits	(65,462)	203,233
Current income taxes payable	(38,509)	59,827

NET CASH PROVIDED BY OPERATING ACTIVITIES	250,415	212,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposals of fixed assets	600,000	2,314
Expenditures for fixed assets	(112,649)	(166,685)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	487,351	(164,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock retired	-	(50,000)
Proceeds from issuance of common stock	6,125	-
Borrowings from (repayment of) notes payable	(125,020)	2,419
Net borrowings from (repayment of) related party	-	10,154
Net borrowings from (repayment of) line of credit	(422,000)	17,600

NET CASH (USED IN) FINANCING ACTIVITIES	(540,895)	(19,827)

NET INCREASE IN CASH AND CASH EQUIVALENTS	196,871	28,254

CASH AND CASH EQUIVALENTS:
Beginning of year	37,736	9,482

End of year	$234,607	$37,736

See notes to consolidated audited financial statements and auditors' report

Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Metwood, Inc. (the Company) was organized under the laws of the State of Virginia on April 7, 1993.

Effective June 30, 2000, the Company entered an Agreement and Plan of Reorganization to acquire the majority of the outstanding common stock of a publicly held shell corporation. The acquisition resulted in a tax-free exchange for federal and state income tax purposes. Upon acquisition, the name of the shell corporation was changed to Metwood, Inc. (a Nevada corporation). Metwood, Inc. (a Virginia corporation) became a wholly owned subsidiary of Metwood, Inc. (a Nevada corporation). The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board (“APB”) Opinion No. 16 wherein the stockholders of Metwood, Inc. (a Virginia corporation) retained the majority of the outstanding common stock of the Company after the merger. The publicly traded shell corporation did not have a material operating history for several years prior to the merger.

Effective January 1, 2002, the Company acquired certain assets of Providence Engineering, PC (“Providence”), a professional engineering firm with customers in the same proximity as the Company. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company’s common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1.00 per share. One of the shareholders of Providence was also an officer and existing shareholder of the Company prior to the acquisition. The transaction was accounted for under the purchase method of accounting, and the purchase price was allocated as follows:

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

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY

Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate fair values based on the short-term maturity of these instruments.

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2005 allowance for doubtful accounts was $8,505. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2005 and 2004, the bad debt expense was $8,855 and $12,302, respectively.

Fixed Assets - Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of fixed assets is calculated over management prescribed recovery periods that range from three to thirty years.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and the proceeds from disposition is recorded as a gain or loss.

Management’s Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. At June 30, 2005, the significant estimates used by management include the valuation of its goodwill. Actual results could differ from those estimates.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY

Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Inventory - Inventory, consisting of metal and wood raw materials located in the Company’s leased premises and is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY

Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Patents — The Company has been assigned several key product patents developed by certain Company officers. No value has been recorded in the Company’s financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Research and Development — The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the years ended June 30, 2005 and 2004, the expenses relating to research and development were $6,920 and $30,872, respectively.

Goodwill — In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. Transition to the new rules of SFAS 142 requires the completion of a transitional impairment test of goodwill within the first year of adoption. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of June 30, 2004 and 2005 using discounted cash flow estimates and found no goodwill impairment.

Recent Accounting Pronouncements - In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the first quarter of fiscal 2004.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's financial statements.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY

Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (Cont.) - In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. We already disclose expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

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

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY

Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2005 and 2004

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2004 and 2005 are summarized as follows:

	2004	2005
Cash paid for :
Income taxes	$—	$141,917
Interest	$21,888	$16,296
Supplemental disclosures of non-cash investing and financing activities:
	2004	2005
Vehicles acquired with notes payable	$16,000	$—
Fixed assets acquired by exchange of related party receivable	$160,555	$—
Land transferred in payment for services	$(89,000)	$—

NOTE C - RELATED PARTY TRANSACTIONS

For the years ended June 30, 2005 and 2004, the Company had sales of $129,234 and $98,428 to its shareholder and CEO, Robert Callahan, respectively. As of June 30, 2005, the related receivable with Mr. Callahan was $-0-.

Also, from time to time, the Company contracts with a construction company 50% owned by the Company’s CEO which provides capital improvements and maintenance work on the Company’s buildings and grounds. During the years ended June 30, 2005 and 2004, the construction company billed the Company $-0- and $160,555, respectively, for its services. The Company also purchased two vehicles from the construction company for a total of $16,000 during the year ended June 30, 2004.

During the year ended June 30, 2004, the Company transferred land at its book and fair market value of $89,000 to the construction company in partial payment of the amounts due the construction company. Additionally, because the construction company is owned by the Company’s CEO, the Company’s receivable from its CEO was reduced by offsetting it against the Company’s payable to the related construction company.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY

Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2005 and 2004

NOTE D - COMMITMENT

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

As of June 30, 2005, the Company had ten participating employees who withheld an amount immaterial to the consolidated financial statements. No accrual for the Company’s match has been made in the current year.

NOTE E - SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of June 30, 2005. The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture and is personally guaranteed by the Company’s CEO. The balance outstanding as of June 30, 2005 was $-0- because the Company fully repaid the line with the proceeds from the sale of its facilities during the year ended June 30, 2005. See footnote G below for discussion of the sale.

In addition, the Company fully repaid its bank notes payable and credit corporation note in full during the year ended June 30, 2005 with the proceeds from the sale of its facilities.

NOTE F - EQUITY

During the years ended June 30, 2005 and 2004, the Company issued 3,300 and 11,200 common shares in payment for services valued at $1,970 and $9,600, respectively. These shares were valued at the fair market value of the shares at the time of issuance as determined by a third party source. The Company also retired 275,000 common shares previously issued to a shareholder and Metwood officer in exchange for $50,000 cash during the year ended June 30, 2004.

During the year ended June 30, 2005, the Company issued 12,450 common shares in exchange for cash in the amount of $6,125.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY

Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2005 and 2004

NOTE G - SALE OF FIXED ASSETS AND RELATED OPERATING LEASE

During the year ended June 20, 2005, the Company entered into a sales and leaseback transaction with a related party. The Company sold its various buildings at its corporate headquarters which house its manufacturing plants, executive offices, and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with this entity whereby the Company is committed to lease back these same properties for $6,200 per month over a ten year term expiring on December 31, 2014. Rent expense charged to operations for the year ended June 30, 2005 was $37,300.

Future minimum rental payments as of December 31, 2004 in the aggregate and for each of the five succeeding years and thereafter are as follows:

Year	Amount

2006	$74,400
2007	74,400
2008	74,400
2009	74,400
2010	74,400
Thereafter	334,800
$706,800

NOTE H - INCOME TAXES

The components of income tax expense consist of:

	2004	2005
Current:
Federal	$67,788	$46,785
State	14,940	6,867
	82,728	53,652
Deferred:
Federal	25,219	5,111
State	6,470	4,836
	31,689	9,947
Total income tax expense	$114,417 $	63,599

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY

Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2005 and 2004

NOTE H - INCOME TAXES (CONT.)

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company’s income taxes is as follows:

Income before income taxes	$336,601	$184,594
Income tax expense computed at the statutory rate	131,274	71,992
State income tax, net of federal tax effect	13,060	6,867
Non-deductible expenses	1,576	(1,693)
Tax-exempt state workforce development funding	(3,605)	(4,086)
Effect of graduated income tax rates	(30,013)	(9,481)
Other	2,125	—
Total income tax expense	$114,417	$63,599

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. Deferred tax liabilities at June 30, 2005 were $89,993, net of deferred tax assets of $1,032. The components of these amounts are as follows:

Depreciation	$71,197
Amortization of goodwill	18,796
Restricted stock compensation	(1,032)
Net deferred tax liabilities	$88,961

NOTE I - CONCENTRATIONS

There is no single customer or group of related customers from whom the Company derived more than 10% of its accounts receivable as of June 30, 2005. The Company is potentially vulnerable to a concentration-related risk with respect to its metal suppliers, however, since three vendors supply approximately 70% of the metal used in the manufacture of the Company’s products, though these vendors have been used primarily because of their competitive pricing. Several other metal suppliers are available to the Company, but purchasing from them, should that become necessary, would likely result in increased costs.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY

Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2005 and 2004

NOTE J - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the years ended June 30, 2004 and 2005 is as follows:

	2004	2005
Construction:
Sales	$2,779,220	$3,838,966
Cost of sales	(1,638,082)	(2,181,168)
Corporate and other expenses	(958,647)	(1,579,875)
Segment income	$182,491	$77,923
Total assets	$2,245,164	$1,724,298
Capital expenditures	$317,377	$96,764
Depreciation	$87,695	$95,980
Interest expense	$22,392	$16,288

	2004	2005
Engineering:
Sales	$330,461	$342,314
Cost of sales	(192,678)	(223,112)
Corporate and other expenses	(98,101)	(76,130)
Segment income	$39,682	$43,072)
Total assets	$411,870	$420,790
Capital expenditures	$9,863	$15,885
Depreciation	$11,921	$12,556
Interest expense	$—	$8

Item 8A. Controls and Procedures

a.
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting our management on a timely basis to material information required to be disclosed in our reports filed under the Exchange Act.

b.	There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART III
Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers for the year ending June 30, 2005 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his or her respective positions:

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

Shawn A. Callahan	Secretary/Treasurer, Vice President/General Manager, Chief Financial Officer
Education: B.S. Computer Science and Mathematics, Virginia Military Institute

Since starting with Metwood, Inc. in May 1996, Mr. Callahan has played a major role in our restructuring, increasing production, improving efficiency, and developing computer aids for us.

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

Involvement in Certain Legal Proceedings

Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of us:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who own more than 10% of our common stock or other registered class of equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the forms received covering purchase and sale transactions in our common stock during the fiscal year ended June 30, 2005, we believe that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements except as follows: Ronald Shiflett failed to timely report sale transactions in January and April 2004.

Item 10. Executive Compensation

The following table sets forth in summary form the compensation received during each of our last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan:

Summary Compensation Table

Fiscal Year	Annual Salary	Bonuses	Other Compen- sation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
	(1)	(2)	(3)	(4)	(5)	(5)
2005	$120,000	-0-	-0-	-0-	-0-	-0-
2004	$109,200	-0-	-0-	-0-	-0-	-0-
2003	$97,500	-0-	-0-	-0-	-0-	-0-

(1)	The dollar value of base salary (cash and non-cash) received, including amounts paid to Carolyn Callahan, wife of Robert M. Callahan.

(2)	The dollar value of bonuses (cash and non-cash) received.

(3)
During the periods covered by the table, we did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4)	During the periods covered by the table, we did not make any award of restricted stock.

(5)	We currently have no stock option or restricted stock bonus plans.

No member of our management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this item.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

There are no arrangements pursuant to which any of our directors was compensated during our last completed fiscal year or the previous two fiscal years for any services provided as director.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his resignation, retirement or other termination of such person’s employment with us or our subsidiaries, or any change in control of us, or a change in the person’s responsibilities following a change in control of us.

Item 11 . Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood’s common stock as of September 28, 2005, based upon 11,877,499 shares outstanding:

                                                        Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares	Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	5,564,665(1)	46.8%
Common	Ronald Shiflett 819 Naff Road Boones Mill, VA 24065	2,151,282	18.2%
Common	Shawn Callahan 819 Naff Road Boones Mill, VA 24065	1,004,550	8.5%

(1)	Includes direct and indirect interests. There are 2,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of September 28, 2005:

                                                      Management Ownership

Title of Class	Name and Address of Beneficial Owner	No. of Shares	Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	5,564,665(1)	46.8%
Common	Ronald Shiflett 819 Naff Road Boones Mill, VA 24065	2,151,282	18.2%
Common	Shawn Callahan 819 Naff Road Boones Mill, VA 24065	1,004,550	8.5%

(1) Includes direct and indirect interests. There are 2,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

* Less than 1%

Ownership of shares by directors and officers of Metwood as a group: 73.5%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change our control.

Item 12 . Certain Relationships and Related Transactions

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

We contract with a construction company 50% owned by our CEO which provides capital improvements and maintenance work on our buildings and grounds. During the years ended June 30, 2005 and 2004, the construction company billed us $-0- and $160,555, respectively, for its services. We also purchased two vehicles from the construction company for a total of $16,000 during fiscal 2004.

We transferred land at our book and fair market value of $89,000 to the construction company in partial payment of the amounts due the construction company. Additionally, because the construction company is owned by our CEO, our receivable from the CEO was reduced by offsetting it against our payable to the related construction company. This occurred during fiscal 2004.

On January 3, 2005, we entered into a sales and leaseback transaction with Cahas Mountain Properties, LLC (“Cahas”). Cahas is an LLC that is partially owned by members of the Callahan family which are also officers and directors of us. We sold our various buildings at our corporate headquarters which house our manufacturing plants, executive offices, and other buildings on January 3, 2005 for $600,000 in cash. We simultaneously entered into a commercial lease agreement with this entity whereby we committed to lease back these same properties for $6,200 per month over a ten year term. We paid $37,300 in rent to Cahas during fiscal 2005.

Item 13 . Exhibits and Reports on Form 8-K

(a)	Exhibits

See index to exhibits

(b)	Reports on Form 8-K

              Forms 8-K filed during the year ended June 30, 2005 are incorporated by reference. We issued Form 8-K’s for 1) the change in auditors and 2) the sales and leaseback transaction relating to our facilities during the year ended June 30, 2005.

Item 14 . Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Bongiovanni & Associates, CPA’s and McLeod & Company for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2005 and 2004:

	2005	2004

Audit fees	$15,500	$18,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$15,500	$18,500

Audit fees :  Consist of fees billed for professional services rendered for the audits of our consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-related fees :  Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include accounting consultations in connection with the Sarbanes-Oxley Act of 2002.

Tax fees :  Consist of fees billed for tax compliance, tax advice and tax planning services.

All other fees :  Consist of fees billed for all other services other than those reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2005	/s/ Robert M. Callahan Robert M. Callahan President, CEO and Director

Date: September 28, 2005	/s/ Ronald B. Shiflett Ronald B. Shiflett Vice-President and Director

Date: September 28, 2005	/s/ Shawn A. Callahan Shawn A. Callahan Secretary/Treasurer and Director/CFO

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference on Form 8-K, filed February 16, 2000