Form 10KSB/A
period 2005-06-30
METWOOD INC
filed 2005-10-06
CIK 32567

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Date: September 28, 2005	/s/ Robert M. Callahan Robert M. Callahan President, CEO and Director

Date: September 28, 2005	/s/ Ronald B. Shiflett Ronald B. Shiflett Vice-President and Director

Date: September 28, 2005	/s/ Shawn A. Callahan Shawn A. Callahan Secretary/Treasurer and Director/CFO

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

*Incorporated by reference on Form 8-K, filed February 16, 2000