Form 10KSB/A
period 2004-12-31
METWOOD INC
filed 2005-10-20
CIK 32567

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2005 to restate the information with respect to Sections 302 & 906 of the Sarbanes-Oxley Act of 2002. The 302 & 906 Sections used in Amendment No.1 were old versions thus filing Amendment No. 2 with the updated  Sections.

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