Form 10QSB
period 2005-09-30
METWOOD INC
filed 2005-11-14
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(540) 334-4294
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

Number of shares of common stock outstanding as of November 14, 2005: 11,885,499

Transitional Small Business Disclosure Format (Check one) Yes [   ] No [X]

METWOOD, INC. AND SUBSIDIARY TABLE OF CONTENTS - FORM 10-QSB

ITEM 1. FINANCIAL STATEMENTS

METWOOD,INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheet
September 30, 2005
(unaudited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$289,887
Accounts Receivable, net of allowance of $10,262	529,357
Inventory	638,433
Recoverable Income Taxes	812
Other Current Assets	121,669
TOTAL CURRENT ASSETS	1,580,158

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	44,172
Computer hardware, software and peripherals	131,387
Machinery and shop equipment	265,306
Vehicles	315,527
756,392
Accumulated Depreciation	(393,796)
Net Property and Equipment	362,596

OTHER ASSETS
Goodwill	253,088
Net Other Assets	253,088
TOTAL ASSETS	$2,195,842

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$142,646
Accrued Expenses	26,312
Customer Deposits	5,000
Income Taxes Payable	36,397
TOTAL CURRENT LIABILITIES	210,355

Deferred Income Taxes, net	98,474
TOTAL LONG-TERM LIABILITIES	308,829

STOCKHOLDERS' EQUITY
Common Stock ($.001par value, 100,000,000 shares authorized:
11,885,499 shares issued and outstanding)	11,885
Common Stock Subscribed but not Issued ($.001 par, 2950 shares)	3
Additional Paid-in-Capital	1,304,818
Retained Earnings	570,307
TOTAL STOCKHOLDERS' EQUITY	1,887,013

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,195,842

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
Consolidated Income Statements
For the three months ended September 30, 2005 and 2004
(unaudited)

	Three Months Ended September 30,
	2005	2004
REVENUES
Construction Sales	$1,201,594	$922,426
Engineering sales	54,204	192,395
Gross Sales	1,255,798	1,114,821

Cost of construction sales	687,345	495,804
Cost of engineering sales	37,656	110,218
Gross cost of sales	725,001	606,022

Gross Profit	530,797	508,799

ADMINISTRATIVE EXPENSES:
Advertising	69,073	46,729
Construction/bidding data	3,510	4,841
Depreciation	12,671	15,535
Dues and publications	3,400	6,387
Insurance	15,986	13,211
Licenses and permits	6,054	-
Office expenses	12,360	6,174
Payroll expenses	164,366	122,411
Professional fees	20,970	24,624
Rent	18,600	-
Repairs and maintenance	1,763	-
Telephone	6,089	6,611
Travel	5,738	3,426
Vehicle	3,083	9,466
Other	9,884	24,737
Total administrative expenses	353,547	284,152

OPERATING INCOME	177,250	224,647

OTHER INCOME (EXPENSE)	(1,309)	(4,200)

INCOME BEFORE INCOME TAXES	175,941	220,447

INCOME TAXES	(54,446)	(82,000)

NET INCOME	$121,495	$138,447

Basic and diluted earnings per share	$0.01	$0.01

Weighted Average Common
Shares Outstanding	11,882,166	11,872,249

** Less than .01

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended September 30, 2005 and 2004
(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$121,495	$138,447
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	27,145	29,937
Provision for deferred income taxes	9,513	7,000
(Increase) decrease in operating assets:
Accounts receivable	(45,323)	(72,325)
Inventory	91,028	(20,565)
Recoverable income taxes	29,854	-
Other current assets	(53,446)	37,845
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and customer deposits	(95,333)	(161,797)
Current income taxes payable	15,079	75,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	100,012	33,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44,732)	(14,735)
NET CASH (USED IN) INVESTING ACTIVITIES	(44,732)	(14,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	-	(892)
Common stock issued for cash	-	7,875
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,983

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,280	25,790

CASH AND CASH EQUIVALENTS:
Beginning of period	234,607	37,736

End of period	289,887	63,526

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2006.

Fair Value of Financial Instruments — For certain of the Company’s financial instruments, none of which are held for trading, including cash, recoverable income taxes, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

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

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At September 30, 2005, the allowance for doubtful accounts was $10,262. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the three months ended September 30, 2005 and 2004, the bad debt expense was $-0-.

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

Goodwill — In June 2001 the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of September 30, 2005 and 2004 using discounted cash flow estimates and found no goodwill impairment.

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

Reclassifications — Certain items in the financial statements for the three months ended September 30, 2004 have been reclassified to conform to the September 30, 2005 consolidated financial statement presentation.

Recent Accounting Pronouncements — In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company adopted this Interpretation in the first quarter of fiscal 2005.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. We already disclose expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

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

NOTE 2 — EARNINGS PER SHARE

Net income and earnings per share for the three months ended September 30, 2005 and 2004 are as follows:

	For the Three Months Ended September 30,
	2005	2004

Net income	$ 121,495	$ 138,447
Income per share - basic and fully diluted	0.01	0.01
Weighted average number of shares	11,882,166	11,872,249

**Less than $.01

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION Supplemental disclosures of cash flow information for the three months ended September 30, 2005 and 2004 are summarized as follows:
	For the Three Months Ended September 30,
	2005	2004

Cash paid for income taxes	$--	$--
Cash paid for interest	$--	$6,469

NOTE 4 — RELATED-PARTY TRANSACTIONS

For the three months ended September 30, 2005 and 2004, we had sales of $-0- and $50,288, respectively, to our shareholder and CEO, Robert Callahan. As of September 30, 2005, the related party receivable was $-0-.

NOTE 5 — BANK CREDIT LINE

We have available a $600,000 revolving line of credit with a local bank. We paid off this loan in full during the year ended June 30, 2005 from some of the proceeds from the sale of our land and building. Interest was payable monthly on the outstanding balance at the prime lending rate, which was 6.25% as of September 30, 2005. The note was secured by accounts receivable, equipment, general intangibles, inventory, and furniture and fixtures. The note was personally guaranteed by the Company’s CEO. The balance outstanding as of September 30, 2005 was $-0-.

NOTE 6 — SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three months ended September 30, 2005 and 2004, as excerpted from internal management reports, is as follows:

	For the Three Months Ended September 30,
	2005	2004
Construction:
Sales	$1,201,594	$922,426
Cost of sales	(687,345)	(495,804)
Corporate and other expenses	(398,307)	(358,102)

Segment income	$115,942	$68,520

Engineering:
Sales	$54,204	$192,395
Cost of sales	(37,656)	(110,218)
Corporate and other expenses	(10,995)	(12,250)

Segment income	$5,553	$69,927

NOTE 7 — OPERATING LEASE COMMITMENTS

On January 3, 2005, we entered into a ten year commercial lease with a monthly rental of $6,200. We lease various buildings on the same site which house our manufacturing plants, executive offices, among other buildings from a third party under a commercial operating lease which expires on December 31, 2014. Accordingly, for the three months ended September 30, 2005 and 2004, we recognized rental expense for these spaces in the amount of $18,600 and $-0- respectively.

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

Number of Total Employees and Number of Full-Time Employees

The Company had thirty-six employees at September 30, 2005, thirty-five of whom were full time.

Results of Operations

Net Income

We had net income of $121,495 and $138,447 for the three months ended September 30, 2005 and 2004, respectively. This represents a decrease in net income of $16,952 for the three months ended September 30, 2005 compared to prior period amounts. The decrease in net income for the quarter ended September 30, 2005 over 2004 resulted from an increase in administrative expenses in the amount of $69,395 offset by an increase in gross profit in the amount of $21,998.

Revenues

Gross sales were $1,255,798 for the three months ended September 30, 2005 compared to $1,114,821 for the same period in 2004, an increase of $140,977, or 13%. This increase resulted from a combination of greater sales volume, an average increase in selling prices and materials costs decrease.

The Company’s significant growth in fiscal 2005 sales over fiscal 2004 resulted from several factors, all of which will continue to have a positive impact on sales into the future. Awareness of the Company’s products has increased as a result of aggressive marketing campaigns, and its patented, innovative products are becoming known throughout the country. The Company’s customer base continues to grow as a result. Additionally, new products using the technology of the Company’s four newly issued patents began production at the beginning of the current fiscal year and contributed to the growth in revenues for the three months ending September 30, 2005.

Expenses

Total administrative expenses were $353,547 for the quarter ended September 30, 2005, versus $284,152 for the quarter ended September 30, 2004, an increase of $69,395 (24%). Areas of particular increase for the three months ended September 30, 2005 over 2004 were rental expense due to the aforementioned lease back of our property (100%) and payroll expense due to increased sales volume (34%). We hired additional employees to handle our increase in sales volume in 2005. We also advertised more which generated the increase in sales above. Advertising expense increased by 50% during the quarter ending September 30, 2005 compared to the prior quarter in 2004.

Liquidity and Capital Resources

On September 30, 2005, we had cash of $289,887 and working capital of $1,369,803. Net cash provided by operating activities was $100,012 for the three months ended September 30, 2005 compared to net cash provided by operating activities of $33,542 for the three months ended September 30, 2004. The increased provision of cash in the current quarterly period resulted primarily from a decrease in inventory that generated current cash.

Net cash (used in) investing activities was $44,732 for the three months ended September 30, 2005 compared to net cash used of $14,735 during the same period in the prior year. Cash flows used in investing activities for the current period were for shop equipment, office equipment, computers, software and vehicles.

Cash provided by financing activities totaled $-0- for the three months ended September 30, 2005 as compared to $6,983 provided by financing activities for the three months ended September 30, 2004. During the period ended September 30, 2004, we issued 15,750 shares of stock for cash of $7,875 and we repaid all of our long term debt.

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

Date: November 14, 2005	/s/ Robert M. Callahan Robert M. Callahan Chief Executive Officer

Date: November 14, 2005	/s/ Shawn Callahan Shawn Callahan Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)