Form 10QSB
period 2005-12-31
METWOOD INC
filed 2006-02-21
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

(540) 334-4294
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

Number of shares of common stock outstanding as of February 17, 2006: 11,905,299

Transitional Small Business Disclosure Format (Check one) Yes [   ] No [X]

METWOOD, INC. AND SUBSIDIARY TABLE OF CONTENTS - FORM 10-QSB

Item 1.  Financial Statements

METWOOD,INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheet
December 31, 2005
(unaudited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$187,902
Accounts Receivable, net of allowance of $10,262	359,562
Inventory	844,215
Recoverable Income Taxes	2,196
Other Current Assets	85,787
TOTAL CURRENT ASSETS	1,479,662

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	58,186
Computer hardware, software and peripherals	146,170
Machinery and shop equipment	266,806
Vehicles	316,488
787,650
Accumulated Depreciation	(417,393)
Net Property and Equipment	370,257

OTHER ASSETS
Goodwill	253,088
Net Other Assets	253,088
TOTAL ASSETS	$2,103,007

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$88,912
Accrued Expenses	3,835
Customer Deposits	5,000
Income Taxes Payable	36,309
TOTAL CURRENT LIABILITIES	134,056

Deferred Income Taxes, net	96,937
TOTAL LONG-TERM LIABILITIES	230,993

STOCKHOLDERS' EQUITY
Common Stock ($.001par value, 100,000,000 shares authorized:
11,905,299 shares issued and outstanding)	11,905
Common Stock Subscribed but not Issued ($.001 par, 2950 shares)	3
Additional Paid-in-Capital	1,307,933
Retained Earnings	552,173
TOTAL STOCKHOLDERS' EQUITY	1,872,014

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,103,007

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
Consolidated Income Statements
For the three and six months ended December 31, 2005 and 2004
(unaudited)

	Three Months Ended December 31,			Six Months Ended December 31,
	2005		2004	2005	2004
REVENUES
Construction Sales		$824,759	$811,189	$2,026,353	$1,830,090
Engineering sales		78,838	86,186	133,042	182,105
Gross Sales		903,597	897,375	2,159,395	2,012,195

Cost of construction sales		511,457	350,344	1,198,802	907,427
Cost of engineering sales		37,293	75,509	74,949	124,448
Gross cost of sales		548,750	425,853	1,273,751	1,031,875

Gross Profit		354,847	471,522	885,644	980,320

ADMINISTRATIVE EXPENSES:
Advertising		54,368	41,804	123,441	88,533
Construction/bidding data		3,327	6,558	6,837	11,340
Depreciation		13,158	15,517	25,829	31,052
Dues and publications		3,847	4,554	7,247	10,942
Insurance		16,967	20,895	32,953	33,997
Office expenses		14,163	12,616	32,577	18,790
Payroll expenses		172,422	148,568	336,788	270,980
Professional fees		6,262	7,973	27,232	36,515
Rent		18,600	-	37,200	-
Repairs and maintenance		1,390	-	3,153	-
Telephone		9,749	6,670	15,838	13,281
Travel		12,289	6,351	18,027	9,776
Vehicle		11,339	6,866	14,422	16,440
Other		42,828	19,233	52,712	40,945
Total administrative expenses		380,709	297,605	734,256	582,591

OPERATING INCOME (LOSS)		(25,862)	173,917	151,388	397,729

OTHER INCOME (EXPENSE)		10,737	8,875	9,428	5,511

INCOME (LOSS) BEFORE INCOME TAXES		(15,125)	182,792	160,816	403,240

INCOME TAXES		(3,009)	(55,000)	(57,455)	(137,000)

NET INCOME (LOSS)		$(18,134)	$127,792	$103,361	$266,240

Basic and diluted earnings per share	$	**	$0.01	$0.01	$0.02

Weighted Average Common
Shares Outstanding		11,885,717	11,877,499	11,883,832	11,874,874

** Less than .01

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the six months ended December 31, 2005 and 2004
(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$103,361	$266,240
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	50,742	47,690
Net loss on sale of property and equipment	-	2,948
Provision for deferred income taxes	7,976	7,000
Common stock issued for services renderred	3,135	-
(Increase) decrease in operating assets:
Accounts receivable	124,472	(100,511)
Inventory	(114,754)	(46,582)
Recoverable income taxes	28,470	-
Other current assets	(17,654)	21,964
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and customer deposits	(174,889)	(173,057)
Current income taxes payable	14,991	76,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,850	101,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75,990)	(44,260)
NET CASH (USED IN) INVESTING ACTIVITIES	(75,990)	(44,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	-	(9,220)
Net borrowings from (repayment of ) related party	-	(56,976)
Common stock issued for cash	3,435	7,875
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,435	(58,321)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,705)	(889)

CASH AND CASH EQUIVALENTS:
Beginning of period	234,607	37,736

End of period	187,902	36,847

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2006.

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

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2005, the allowance for doubtful accounts was $10,262. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the three and months ended December 31, 2005 and 2004, the bad debt expense was $-0- for all periods.

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

Goodwill — In June 2001 the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of December 31, 2005 and 2004 using discounted cash flow estimates and found no goodwill impairment.

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

Reclassifications — Certain items in the financial statements for the three and six months ended December 31, 2004 have been reclassified to conform to the December 31, 2005 consolidated financial statement presentation.

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

NOTE 2 — EARNINGS PER SHARE

Net income and earnings per share for the three months ended December 31, 2005 and 2004 are as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2005	2004	2005	2004
Net income (loss)	$(18,134)	$127,792	$103,361	$266,240
Income per share - basic and fully diluted	**	0.01	.01	.02
Weighted average number of shares	11,885,717	11,877,499	11,883,832	11,874,874

**Less than $.01

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

 Supplemental disclosures of cash flow information for the three and six months ended December 31, 2005 and 2004 are summarized as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2005	2004	2005	2004

Cash paid for income taxes	$--	$--	$--	$--
Cash paid for interest	$--	$6,469	$--	$--

NOTE 4 — RELATED-PARTY TRANSACTIONS

For the three and six months ended December 31, 2005 and 2004, we had sales of $-0-, $-0-, $-0- and $50,288, respectively, to our shareholder and CEO, Robert Callahan. As of December 31, 2005, the related party receivable was $-0-.

NOTE 5 — BANK CREDIT LINE

We have available a $600,000 revolving line of credit with a local bank. We paid off this loan in full during the year ended June 30, 2005 from some of the proceeds from the sale of our land and building. Interest was payable monthly on the outstanding balance at the prime lending rate, which was 6.25% as of December 31, 2005. The note was secured by accounts receivable, equipment, general intangibles, inventory, and furniture and fixtures. The note was personally guaranteed by the Company’s CEO. The balance outstanding as of December 31, 2005 was $-0-.

NOTE 6 — SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and six months ended December 31, 2005 and 2004, as excerpted from internal management reports, is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2005	2004	2005	2004

Construction:
Sales	$824,759	$811,189	$2,026,353	$1,830,090
Cost of sales	(511,457)	(350,344)	(1,198,802)	(907,427)
Corporate and other expenses	(334,244)	(329,665)	(732,551)	(687,767

Segment income (loss)	$(20,942)	$131,180	$95,000	$234,896

Engineering:
Sales	$78,838	$86,185	$133,042	182,105
Cost of sales	(37,293)	(75,509)	(74,949)	(124,448)
Corporate and other expenses	(38,737)	(17,965)	(49,732)	(26,213)

Segment income (loss)	$2,808	$(3,387)	$8,361	$31,344

NOTE 7 — OPERATING LEASE COMMITMENTS

On January 3, 2005, we entered into a ten year commercial lease with a monthly rental of $6,200. We lease various buildings on the same site which house our manufacturing plants, executive offices, among other buildings from a third party under a commercial operating lease which expires on December 31, 2014. Accordingly, for the three and six months ended December 31, 2005 and 2004, we recognized rental expense for these spaces in the amount of $18,600, $37,200, $-0- and $-0- respectively.

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

Number of Total Employees and Number of Full-Time Employees

The Company had thirty-six employees at December 31, 2005, thirty-five of whom were full time.

Results of Operations

Net Income

We had net income (loss) of $(18,134), $127,792, $103,361 and $266,240 for the three and six months ended December 31, 2005 and 2004, respectively. This represents a decrease in net income of $145,926 and $162,879 for the three and six months ended December 31, 2005 and 2004 compared to prior period amounts. The decreases in net income for the three and six months ended December 31, 2005 over 2004 resulted from an increase in administrative expenses in the amounts of $83,104 and $151,665, respectively and a decrease in gross profit in the amounts of $116,675 and $94,676, respectively. We also experienced an increase in fuel costs in the 2005 period compared to 2004 which caused a deterioration in our gross margins for 2005.

Revenues

Gross sales were $903,597, $897,375, $2,159,395 and $2,012,195, respectively for the three and six month’s ended December 31, 2005, increases of $6,222 and $147,200, or 2% and 11%, respectively for 2005 and 2004. This increase resulted from a combination of greater sales volume, an average increase in selling prices and materials costs decrease.

The Company’s significant growth in fiscal 2005 sales over fiscal 2004 resulted from several factors, all of which will continue to have a positive impact on sales into the future. Awareness of the Company’s products has increased as a result of aggressive marketing campaigns, and its patented, innovative products are becoming known throughout the country. The Company’s customer base continues to grow as a result. Additionally, new products using the technology of the Company’s four newly issued patents began production at the beginning of the current fiscal year and contributed to the growth in revenues for the six months ending December 31, 2005.

Expenses

Total administrative expenses were $380,709, $297,605, $734,256 and $592,591 for the three and six months ended December 31, 2005, increases of $83,104 (28%) and $141,665 (24%), respectively. Areas of particular increase for the three and six months ended December 31, 2005 over 2004 were rental expense due to the aforementioned lease back of our property (100%) and payroll expense due to increased sales volume (7%). We hired additional employees to handle our increase in sales volume in 2005. We also advertised more which generated the increase in sales above. Advertising expense increased by 29% and 40% during the three and six months ending December 31, 2005 compared to the prior periods in 2004, respectively.

Liquidity and Capital Resources

On December 31, 2005, we had cash of $187,902 and working capital of $1,345,606. Net cash provided by operating activities was $25,850 for the six months ended December 31, 2005 compared to net cash provided by operating activities of $101,692 for the six months ended December 31, 2004. The decreased provision of cash in the current 2005 period resulted primarily from an increase in inventory that used current cash. Our net income also increased during the 2005 period.

Net cash (used in) investing activities was $75,990 for the six months ended December 31, 2005 compared to net cash used of $44,260 during the same period in the prior year. Cash flows used in investing activities for the current period were for shop equipment, office equipment, computers, software and vehicles.

Net cash provided by financing activities totaled $3,435 for the six months ended December 31, 2005 as compared to $(58,321) (used in) financing activities for the six months ended December 31, 2004. During the six month period ended December 31, 2004, we issued 15,750 shares of restricted common stock for cash of $7,875 and we repaid all of our long term debt. During the six month period ended December 31, 2005, we issued 10,300 shares of restricted common stock for cash of $3,435.

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

Date: February 17, 2006	/s/ Robert M. Callahan Robert M. Callahan Chief Executive Officer

Date: February 17, 2006	/s/ Shawn Callahan Shawn Callahan Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)