Form 10QSB
period 2006-03-31
METWOOD INC
filed 2006-05-05
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(540) 334-4294
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Number of shares of common stock outstanding as of May 5, 2006: 11,905,299

Transitional Small Business Disclosure Format (Check one) Yes [   ] No [X]

METWOOD, INC. AND SUBSIDIARY TABLE OF CONTENTS - FORM 10-QSB

Item 1  Financial Statements

METWOOD,INC. AND SUBSIDIARY
Consolidated Condensed Balance Sheet
March 31, 2006
(unaudited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$181,817
Accounts Receivable, net of allowance of $10,262	389,792
Inventory	792,237
Recoverable Income Taxes	5,127
Other Current Assets	90,999
TOTAL CURRENT ASSETS	1,459,972

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	75,851
Computer hardware, software and peripherals	147,558
Machinery and shop equipment	266,806
Leasehold improvements	117,957
Vehicles	316,488
924,660
Accumulated Depreciation	(447,026)
Net Property and Equipment	477,634

OTHER ASSETS
Goodwill	253,088
Net Other Assets	253,088
TOTAL ASSETS	$2,190,694

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$168,910
Accrued Expenses	25,285
Customer Deposits	5,000
Income Taxes Payable	17,775
TOTAL CURRENT LIABILITIES	216,970

Deferred Income Taxes, net	103,959
TOTAL LONG-TERM LIABILITIES	320,929

STOCKHOLDERS' EQUITY
Common Stock ($.001par value, 100,000,000 shares authorized:
11,905,299 shares issued and outstanding)	11,905
Common Stock Subscribed but not Issued ($.001 par, 2,950 shares)	3
Additional Paid-in-Capital	1,307,933
Retained Earnings	549,924
TOTAL STOCKHOLDERS' EQUITY	1,869,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,190,694

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
Consolidated Income Statements
For the three and nine months ended March 31, 2006 and 2005
(unaudited)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006		2005	2006	2005
REVENUES
Construction Sales		$880,085	$985,773	$2,906,438	$2,817,162
Engineering sales		53,277	96,021	186,319	276,828
Gross Sales		933,362	1,081,794	3,092,757	3,093,990

Cost of construction sales		523,106	560,395	1,721,908	1,467,463
Cost of engineering sales		45,241	50,331	120,190	175,175
Gross cost of sales		568,347	610,726	1,842,098	1,642,638

Gross Profit		365,015	471,068	1,250,659	1,451,352

ADMINISTRATIVE EXPENSES:
Advertising		64,811	13,087	188,252	101,620
Construction/bidding data		375	3,148	7,212	14,547
Depreciation		15,081	9,216	40,910	42,252
Dues and publications		2,186	(3,437)	9,433	7,505
Insurance		13,247	9,010	46,200	43,146
Office expenses		10,982	22,814	43,559	50,002
Payroll expenses		182,984	154,465	519,772	425,445
Professional fees		9,567	6,057	36,799	34,772
Rent		18,600	18,600	55,800	18,700
Repairs and maintenance		3,367	600	6,520	600
Telephone		8,683	7,577	24,521	20,858
Travel		12,609	9,897	30,636	19,673
Vehicle		11,798	5,769	26,220	21,706
Other		25,083	16,965	77,795	53,280
Total administrative expenses		379,373	273,768	1,113,629	854,106

OPERATING INCOME (LOSS)		(14,358)	197,300	137,030	597,246

OTHER INCOME (EXPENSE)		1,916	(372,689)	11,344	(369,395)

INCOME (LOSS) BEFORE INCOME TAXES		(12,442)	(175,389)	148,374	227,851

INCOME TAXES		10,193	53,500	(47,262)	(83,500)

NET INCOME (LOSS)		$(2,249)	$(121,889)	$101,112	$144,351

Basic and diluted earnings per share	$	**	$(0.01)	$0.01	$0.01

Weighted Average Common
Shares Outstanding		11,905,299	11,877,499	11,891,054	11,875,749

** Less than .01

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the nine months ended March 31, 2006 and 2005
(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$101,112	$144,351
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	80,375	42,252
Net loss on sale of property and equipment	-	368,813
Provision for deferred income taxes	14,998	-
Common stock issued for services renderred	3,135	-
(Increase) decrease in operating assets:
Accounts receivable	94,242	(173,256)
Inventory	(62,776)	(44,849)
Recoverable income taxes	25,539	-
Other current assets	(22,776)	(107,374)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and customer deposits	(70,096)	(167,382)
Current income taxes payable	(3,543)	(19,327)
NET CASH PROVIDED BY OPERATING ACTIVITIES	160,210	43,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	600,000
Purchases of property and equipment	(213,000)	(35,312)
NET CASH (USED IN) INVESTING ACTIVITIES	(213,000)	564,688

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	-	(125,020)
Net borrowings from (repayment of ) related party	-	-
Repayment under line of credit arrangement	-	(422,000)
Common stock issued for cash	-	7,875
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(539,145)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,790)	68,771

CASH AND CASH EQUIVALENTS:
Beginning of period	234,607	37,736

End of period	181,817	106,507

The accompanying notes are an integral part of the consolidated financial statements

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2006.

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

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2006, the allowance for doubtful accounts was $10,262. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the three and months ended March 31, 2006 and 2004, the bad debt expense was $-0- for all periods.

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

Recent Accounting Pronouncements— In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. We already disclose expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

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

NOTE 2 — EARNINGS PER SHARE

Net income and earnings per share for the three and nine months ended March 31, 2006 and 2005 are as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2005	2006	2005
Net income (loss)	$(2,249)	$(121,889)	$101,112	$144,351
Income per share - basic and fully diluted	**	(0.01)	.01	.01
Weighted average number of shares	11,905,299	11,877,499	11,891,054	11,875,749

**Less than $.01

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2006 and 2005 are summarized as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
Cash paid for income taxes	$--	$--	$--	$--
Cash paid for interest	$--	$6,469	$--	$--

NOTE 4 — RELATED-PARTY TRANSACTIONS

For the three and nine months ended March 31, 2006 and 2005, we had sales of $-0-, $-0-, $-0- and $50,288, respectively, to our shareholder and CEO, Robert Callahan. As of March 31, 2006, the related party receivable was $-0-.

NOTE 5 — BANK CREDIT LINE

We have available a $600,000 revolving line of credit with a local bank. We paid off this loan in full during the year ended June 30, 2005 from some of the proceeds from the sale of our land and building. Interest was payable monthly on the outstanding balance at the prime lending rate, which was 6.25% as of March 31, 2006. The note was secured by accounts receivable, equipment, general intangibles, inventory, and furniture and fixtures. The note was personally guaranteed by the Company’s CEO. The balance outstanding as of March 31, 2006 was $-0-.

NOTE 6 — SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and nine months ended March 31, 2006 and 2005, as excerpted from internal management reports, is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
Construction:
Sales	$880,085	$985,773	$2,906,438	$2,817,162
Cost of sales	(523,106)	(560,395)	(1,721,908)	(1,467,463)
Corporate and other expenses	(362,725)	(537,954)	(1,095,457)	(1,246,005

Segment income (loss)	$(5,746)	$(112,576)	$89,073	$103,694

Engineering:
Sales	$53,277	$96,021	$186,319	$276,828
Cost of sales	(45,241)	(50,331)	(120,190)	(175,175)
Corporate and other expenses	(4,539)	(36,377)	(54,090)	(60,996)

Segment income (loss)	$3,497	$(9,313)	$12,039	$40,657

NOTE 7 — OPERATING LEASE COMMITMENTS

On January 3, 2005, we entered into a ten year commercial lease with a monthly rental of $6,200. We lease various buildings on the same site which house our manufacturing plants, executive offices, among other buildings from a third party under a commercial operating lease which expires on December 31, 2014. Accordingly, for the three and nine months ended March 31, 2006 and 2005, we recognized rental expense for these spaces in the amount of $18,600, $55,800, $-0- and $-0- respectively.

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

Number of Total Employees and Number of Full-Time Employees

The Company had thirty-six employees at March 31, 2006, thirty-five of whom were full time.

Results of Operations

Net Income

We had net income (loss) of $(2,249), $101,112, $(121,889) and $144,351 for the three and nine months ended March 31, 2006 and 2005, respectively. This represents an increase (decrease) in net income of $119,640 and $(43,239) for the three and nine months ended March 31, 2006 and 2005 compared to prior period amounts. The decreases in net income for the three and nine months ended March 31, 2006 over 2005 resulted from an increase in administrative expenses in the amounts of $105,605 and $259,523, respectively and a decrease in gross profit in the amounts of $106,053 and $200,693, respectively. We also experienced an increase in fuel costs in the 2005/2006 period compared to 2004/2005 which caused deterioration in our gross margins for 2005.

Revenues

Gross sales were $903,597, $897,375, $2,159,395 and $2,012,195, respectively for the three and nine month’s ended March 31, 2006, increases of $6,222 and $147,200, or 2% and 11%, respectively for 2005 and 2004. This increase resulted from a combination of greater sales volume, an average increase in selling prices and materials costs decrease.

The Company’s significant growth in fiscal 2006 sales over fiscal 2005 resulted from several factors, all of which will continue to have a positive impact on sales into the future. Awareness of the Company’s products has increased as a result of aggressive marketing campaigns, and its patented, innovative products are becoming known throughout the country. The Company’s customer base continues to grow as a result. Additionally, new products using the technology of the Company’s four newly issued patents began production at the beginning of the current fiscal year and contributed to the growth in revenues for the nine months ending March 31, 2006.

Expenses

Total administrative expenses were $379,373, $276,768, $1,113,629 and $854,106 for the three and nine months ended March 31, 2006 and 2005 increases of $105,605 (39%) and $259,523 (30%), respectively. Areas of particular increase for the three and nine months ended March 31, 2006 over 2005 were rental expense due to the aforementioned lease back of our property (100%) and payroll expense due to increased sales volume (22%). We hired additional employees to handle our increase in sales volume in fiscal 2006. We also advertised more which generated the increase in sales above. Advertising expense increased by over 100% and 86% during the three and nine months ending March 31, 2006 compared to the prior periods in 2005, respectively.

Liquidity and Capital Resources

On March 31, 2006, we had cash of $181,817 and working capital of $1,243,002. Net cash provided by operating activities was $160,210 for the nine months ended March 31, 2006 compared to net cash provided by operating activities of $43,228 for the nine months ended March 31, 2005. The decreased provision of cash in the current fiscal 2006 period resulted primarily from an increase in inventory that used current cash. Our net income decreased during the fiscal 2006 period.

Net cash (used in) investing activities was $213,000 for the nine months ended March 31, 2006 compared to net cash provided of $564,688 during the same period in the prior year. Cash flows used in investing activities for the current period were for shop equipment, office equipment, computers, software and vehicles. Cash flows generated from investing activities in the prior period were the result of the sale of our building and other fixed assets and related leaseback.

Net cash provided by financing activities totaled $ -0- for the nine months ended March 31, 2006 as compared to $(539,145) (used in) financing activities for the nine months ended March 31, 2005. During the nine month period ended March 31, 2005, we issued 15,750 shares of restricted common stock for cash of $7,875 and we repaid all of our long term debt. During the nine month period ended March 31, 2006, we issued 10,300 shares of restricted common stock for cash of $3,435. During the prior period, we used the cash generated from the sale of our building and other fixed assets to pay down long term debt and all of the remaining balance on our bank line of credit.

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

None

ITEM 5 — OTHER INFORMATION

None

ITEM 6— EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2006	/s/ Robert M. Callahan Robert M. Callahan Chief Executive Officer

Date: May 5, 2006	/s/ Shawn Callahan Shawn Callahan Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Filed previously