Form 10KSB
period 2006-06-30
METWOOD INC
filed 2006-09-29
CIK 32567

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2006

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
$0.001 Par Value Common Voting Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year: $4,242,123

As of September 27, 2006 there were 11,923,999 common shares outstanding, and the aggregate market value of the common shares (based upon the average of the bid price ($.35) reported by brokers) held by non-affiliates was approximately $1,144,256.

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

Distribution Methods of Products and Services

Our sales are primarily retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 30% of our sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; additionally, however, our distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking our products as an additional sales force. We are in discussions with national engineered I-joist manufacturers who are interested in marketing our products and expect to announce affiliations with these companies in the near future. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license our technology and products to increase its distribution outside of Virginia, North Carolina and the South.

Status of Publicly Announced New Products or Services

We have acquired four new patents through assignment from Robert Callahan and Ronald Shiflett, the patent holders. All four patents reflect various modifications to our Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists.

Seasonality of Market

Our sales are subject to seasonal impacts, as its products are used in residential and commercial construction projects which tend to be at peak levels in Virginia and North Carolina between the months of March and October. Accordingly, our sales are greater in its fourth and first fiscal quarters. We build an inventory of its products throughout the winter and spring to support its sales season. Due to the Seasonality of our Local Market, we are continuing our efforts to expand into markets that are not so seasonally impacted. We have shipped projects to Florida, Georgia, South Carolina, Arizona, Washington, and more. These markets have some seasonality, but increased exposure in these markets will help maintain stonger sales year around.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials used by us are readily available on the market from numerous suppliers. The light-gage metal used by us is supplied primarily by Dietrich Industries, Marino-Ware, Telling Industries, Wheeling Corrugating, and Consolidated Systems, Inc. Our main sources of lumber are BlueLinx, Lowe’s, 84 Lumber Company and Smith Mountain Building Supply. Gerdau Amersteel, Descosteel and Adelphia Metals provide the majority of our rebar. Because of the number of suppliers available to us, its decisions in purchasing materials are dictated primarily by price and secondarily by availability. We do not anticipate a lack of supply to affect its production; however, a shortage might cause us to pass on higher materials prices to its buyers.

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

We had thirty-seven employees at June 30, 2006, thirty-five of whom were full time.

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

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the average bid price for our common stock at September 27, 2006 of $.35 per share (average asking price of $.70), the market value of shares held by non-affiliates would be $1,144,256. There are no preferred shares authorized.

We are listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) under the symbol “MTWD.OB.”

Set forth below are the high and low bid prices for our common stock for the last two years:

Quarter Ended	High Bid	Low Bid

September 2004	$0.51	$0.90
December 2004	$0.51	$1.10
March 2005	$0.60	$1.01
June 2005	$0.60	$1.40
September 2005	$1.48	$1.10
December 2005	$0.81	$1.25
March 2006	$0.91	$1.10
June 2006	$0.90	$1.03

Holders

The number of holders of record of our common stock as of September 27, 2006 was 1,117. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

Dividends

Per the negative covenants in the line-of-credit agreements, we are restricted from paying dividends until the debt is repaid. We have not paid any dividends on its common stock and do not intend to pay dividends in the foreseeable future.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are selected financial data for the years ended June 30, 2006 and 2005:

	2006	2005

Revenues	$4,242,123	$4,181,280
Net income	$171,160	$120,995
Net income per common share	$0.01	$0.01
Weighted average common shares outstanding	11,894,593	11,876,204
At June 30, 2006 and 2005:
Total assets	$2,375,931	$2,145,088
Working capital	$1,342,988	$1,256,383
Shareholders’ equity	$1,951,213	$1,765,519
**Less than $.01

No dividends have been declared or paid during the periods presented.

Results of Operations Fiscal 2006 Compared with Fiscal 2005

Revenues and Cost of Sales — Consolidated gross sales increased $60,843, or 2%, for the year ended June 30, 2006 (“fiscal 2006”) compared to the year ended June 30, 2005 (“fiscal 2005”). Construction sales consisted of product sales, engineering, delivery and installation fees. Engineering sales consisted of fees for engineering services. Gross profit decreased $73,869 (4%) from fiscal 2005 to fiscal 2006.

The increase in construction revenues was due to several factors, including adding inside sales support for outside sales reps, thereby freeing up the reps to make more daily contacts; increased marketing efforts, such as regular seminars for building inspectors and architects on our systems and services; and strengthened dealer relationships. Also, product prices were raised in the third quarter to compensate for the increasing cost of steel. In addition, we experienced heightened demand for our pour over systems for fiscal 2006 compared to fiscal 2005 which had the added benefit of increasing related installation fees. Growth in engineering sales resulted from both higher demand and quicker turnaround time on jobs.

Cost of sales rose $134,712 overall (6%) in fiscal 2006 compared to fiscal 2005. On the construction side, cost of sales increased $201,374 (9%), while cost of engineering sales decreased $66,662 (30%). The rise in construction costs was due primarily to the higher steel prices we faced in fiscal 2006. However, efforts were made to secure as much steel as possible just prior to the new higher prices taking effect, thereby alleviating some of the impact of those increases. We anticipate that steel prices will continue to be high for the foreseeable future.

Administrative expenses — These costs increased $247,605, or 20%, to $1,461,583 in fiscal 2006 from $1,213,978 in fiscal 2005. The increase was due primarily to higher advertising and marketing, insurance and payroll costs. The increase is mainly attributable to an increase in payroll costs from $575,904 in fiscal 2005 to $692,372 in fiscal 2006 or an increase of $116,468 (20%). We hired new personnel to capacitate the increase in sales and new customers in fiscal 2006.

Other Income (Expense) — Due to the sale of our facilities in fiscal 2005 as mentioned above, we recorded a loss on the sale in the amount of $372,011 for fiscal 2005. Interest expense amounted to $-0- in fiscal 2006 compared to $16,296 in fiscal 2005, a decrease of $16,296 and reflective of a complete repayment of our notes payable with the bank in fiscal 2005.

Income Taxes — In fiscal 2006 our income tax expense was $89,145 compared to income tax expense of $63,599 in fiscal 2005. We increased our deferred tax liability by $18,193 in fiscal 2006. The primary components of the deferred tax liability relate to timing differences between book and tax depreciation and the treatment of goodwill amortization.,

Liquidity and Capital Reserves — Cash flows provided by operations in fiscal 2006 were $84,986 versus cash flows provided by operations in fiscal 2005 of $250,415, a change of $165,429. The decrease in cash flows from operations was primarily attributable to higher net income attributable to the loss on the sale of our facilities in fiscal 2005 and an increase in inventory which required cash outlays. We also used $231,115 for capital improvements and purchases of fixed assets, while approximately $600,000 was recouped from asset disposals in fiscal 2005. Financing activities in fiscal 2006 provided $11,402 compared to $540,895 used in fiscal 2005. The main use of funds in 2005 was due to a net decrease in borrowings under our line-of-credit agreement of $422,000 attributable to the repayment of the notes payable in fiscal 2005. We also repaid all notes payables in fiscal 2005.

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

Item 7. Financial Statements

REPORT OF INDEPENDENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Metwood, Inc.
819 Naff Road
Boones Mill, Virginia 24065

We have audited the accompanying consolidated balance sheet of Metwood, Inc. (a Nevada corporation) and its wholly-owned subsidiary as of June 30, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metwood, Inc. and its wholly owned subsidiary as of June 30, 2006, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bongiovanni & Associates, P.A.
Bongiovanni & Associates, P.A.
Cornelius, North Carolina
September 15, 2006

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Balance Sheet
At June 30, 2006

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$99,880
Accounts Receivable, net of Allowance of $8,000	493,640
Inventory	982,971
Prepaid Expenses and Other Current Assets	84,061
TOTAL CURRENT ASSETS	1,660,552

FIXED ASSETS
Leasehold Improvements	119,233
Furniture, Fixtures and Equipment	75,851
Computer Hardware, Software & Peripherals	152,335
Machinery and Shop Equipment	266,806
Vehicles	312,430
926,655
Accumulated Depreciation	(464,364)
Net Fixed Assets	462,291

OTHER ASSETS
Goodwill	253,088

TOTAL ASSETS	$2,375,931

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$213,162
Accrued Expenses	37,814
Customer Deposits	5,000
Income Taxes Payable	61,588
TOTAL CURRENT LIABILITIES	317,564

LONG-TERM LIABILITIES
Deferred Income Taxes, Net	$107,154

COMMITMENT - NOTE D and G

STOCKHOLDERS' EQUITY
Common Stock ($.001 par value, 100,000,000 shares authorized:
11,905,299 shares issued and outstanding at June 30, 2006)	11,905
Common Stock Not Yet Issued ($.001 par value, 18,700 shares)	19
Additional Paid-in-Capital	1,319,317
Retained Earnings	619,972
TOTAL STOCKHOLDERS' EQUITY	1,951,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,375,931

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Income Statements
For the Years Ending June 30, 2006 and 2005

	2006	2005
REVENUES AND COST OF SALES:
Construction Sales	$4,030,648	$3,838,966
Engineering Sales	211,475	342,314
Gross Sales	4,242,123	4,181,280
Cost of Construction Sales	2,382,542	2,181,168
Cost of Engineering Sales	156,450	223,112
Gross Cost of Sales	2,538,992	2,404,280
Gross Profit	1,703,131	1,777,000

ADMINISTRATIVE EXPENSES:
Advertising	218,452	145,296
Construction/Bidding Data	11,419	14,813
Depreciation	52,212	53,817
Insurance	68,074	53,652
Office Expense	51,034	52,563
Payroll Expense	692,372	575,904
Professional Fees	42,390	43,073
Research and Development	8,000	6,920
Telephone	34,924	28,695
Travel	35,270	24,518
Vehicle Expense	34,834	28,477
Other	212,602	186,250
TOTAL EXPENSES	1,461,583	1,213,978

OPERATING INCOME	241,548	563,022

Loss on Sale of Fixed Assets	(866)	(372,011)
Other Income (Expense)	19,623	(6,417)
Income Before Income Taxes	260,305	184,594

Income Taxes	(89,145)	(63,599)

Net Income	$171,160	$120,995

Net Income Per Common Share
Basic & Fully Diluted	$0.01	$0.01

Weighted Average Common
Shares Outstanding	11,894,593	11,876,204

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Statement of Stockholders' Equity
For the Years Ending June 30, 2006 and 2005
			Common	Common
			Shares	Stock
	Common	Common	Not Yet	Not Yet	Additional
	Shares	Stock	Issued	Issued	Paid-in	Retained
	(000's)	($.001 Par)	(000's)	($.001 Par)	Capital	Earnings

Balances, July 1, 2004	11,863	$11,863	-0-	-0-	$1,296,738	$327,817

Net income for year	-0-	-0-	-0-	-0-	-0-	120,995

Common stock subscribed but not yet issued	-0-	-0-	8	8	-0-	-0-

Issuance of common stock for services rendered	3	3	-0-	-0-	1,967	-0-

Issuance of common stock subscribed	12	12	-0-	-0-	6,113	-0-

Balances, June 30, 2005	11,878	$11,878	8	$8	$1,304,818	$448,812

Net income for year	-0-	-0-	-0-	-0-	-0-	171,160

Common stock subscribed but not yet issued	-0-	-0-	19	19	5,946	-0-

Issuance of common stock for services rendered	9	9	-0-	-0-	3,126	-0-

Issuance of common stock subscribed	18	18	(11)	(11)	5,427	-0-

Balances, June 30, 2006	11,905	$11,905	16	$16	$1,319,317	$619,972

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Statements of Cash Flows
For the Years Ending June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,160	$120,995
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	112,967	108,536
Bad debt expense	1,220	8,855
Provision for deferred income taxes	18,193	(9,947)
Loss on sale of fixed assets	866	372,011
Common stock issued for services	3,135	1,970
(Increase) decrease in operating assets:
Accounts receivable	(10,829)	(80,258)
Inventory	(253,510)	(96,236)
Prepaid expenses and other current assets	(15,838)	(40,874)
Recoverable income taxes	30,666	(30,666)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and customer deposits	(13,314)	(65,462)
Current income taxes payable	40,270	(38,509)

NET CASH PROVIDED BY OPERATING ACTIVITIES	84,986	250,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposals of fixed assets	-	600,000
Expenditures for fixed assets	(231,115)	(112,649)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(231,115)	487,351

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,402	6,125
Borrowings from (repayment of) notes payable	-	(125,020)
Net borrowings from (repayment of) line of credit	-	(422,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,402	(540,895)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(134,727)	196,871

CASH AND CASH EQUIVALENTS:
Beginning of year	234,607	37,736

End of year	$99,880	$234,607

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2006 and 2005

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

Effective January 1, 2002, the Company acquired certain assets of Providence Engineering, PC (“Providence”), a professional engineering firm with customers in the same proximity as the Company. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company’s common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1 per share. One of the shareholders of Providence was also an officer and existing shareholder of the Company prior to the acquisition. The transaction was accounted for under the purchase method of accounting, and the purchase price was allocated as follows:

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
For the Years Ended June 30, 2006 and 2005

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

Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and customer deposits approximate fair values based on the short-term maturity of these instruments.

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2006 allowance for doubtful accounts was approximately $8,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2006 and 2005, the bad debt expense was $1,220 and $8,855, respectively.

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

Management’s Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. At June 30, 2006, the significant estimates used by management include the valuation of its goodwill. Actual results could differ from those estimates.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2006 and 2005

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
For the Years Ended June 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Patents — The Company has been assigned several key product patents developed by certain Company officers. No value has been recorded in the Company’s financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Research and Development — The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the years ended June 30, 2006 and 2005, the expenses relating to research and development were $8,000 and $6,920, respectively.

Goodwill — In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. Transition to the new rules of SFAS 142 requires the completion of a transitional impairment test of goodwill within the first year of adoption. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of June 30, 2005 and 2006 using discounted cash flow estimates and found no goodwill impairment.

Recent Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis.

In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be our third quarter of fiscal 2007. The Company expects that the adoption of EITF Issue No. 06-3 will not have a material impact on its consolidated results of operations or financial position.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (Cont.) - On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions. The Company is currently reviewing FIN 48 and is unable to determine the effect, if any, that FIN 48 will have to our consolidated operating results, consolidated financial position, or future consolidated cash flows.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2006 and 2005 are summarized as follows:

	2006	2005
Cash paid for :
Income taxes	$21,318	$141,917
Interest	$—	$16,296
Supplemental disclosures of non-cash investing and financing activities:

NOTE C - RELATED PARTY TRANSACTIONS

For the years ended June 30, 2006 and 2005, the Company had sales of $47,831 and $129,234 to its shareholder and CEO, Robert Callahan, respectively. As of June 30, 2006, the related receivable with Mr. Callahan was $-0-.

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

As of June 30, 2006, the Company had ten participating employees who withheld an amount immaterial to the consolidated financial statements. No accrual for the Company’s match has been made in the current year.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2006 and 2005

NOTE E - SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 8.0% as of June 30, 2006. The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture and is personally guaranteed by the Company’s CEO. The balance outstanding as of June 30, 2006 was $-0- because the Company fully repaid the line of credit with the proceeds from the sale of its facilities during the year ended June 30, 2005. See footnote G below for discussion of the sale.

In addition, the Company fully repaid its bank notes payable and credit corporation note in full during the year ended June 30, 2005 with the proceeds from the sale of its facilities.

NOTE F - EQUITY

During the years ended June 30, 2006 and 2005, the Company issued 9,500 and 3,300 common shares in payment for services valued at $3,135 and $1,970, respectively. The common shares were valued at the fair market value of the shares at the time of issuance as determined by a third party source.

NOTE G - SALE OF FIXED ASSETS AND RELATED OPERATING LEASE

During the year ended June 30, 2005, the Company entered into a sales and leaseback transaction with a related party. The Company sold its various buildings at its corporate headquarters which house its manufacturing plants, executive offices, and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with this entity whereby the Company is committed to lease back these same properties for $6,200 per month over a ten year term expiring on December 31, 2014. Rent expense charged to operations for the years ended June 30, 2006 and 2005 was $78,000 and $37,300, respectively.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2006 and 2005

NOTE G - SALE OF FIXED ASSETS AND RELATED OPERATING LEASE (CONT.)

Future minimum rental payments as of June 30, 2006 in the aggregate and for each of the five succeeding years and thereafter are as follows:

Year	Amount
2007	$74,400
2008	74,400
2009	74,400
2010	74,400
2011	74,400
Thereafter	260,400
$634,400

NOTE H - INCOME TAXES

The components of income tax expense for the years ended June 30, 2006 and 2005 consist of:

	2006	2005
Current:
Federal	$58,869	$46,785
State	12,067	6,867
	70,936	53,652
Deferred:
Federal	14,247	5,111
State	3,962	4,836
	18,209	9,947
Total income tax expense	$89,145	$63,599

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2006 and 2005

NOTE H - INCOME TAXES (CONT.)

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company’s income taxes for the years ending June 30, 2006 and 2005 is as follows:

Income before income taxes	$260,305	$184,594
Income tax expense computed at the statutory rate	101,519	71,992
State income tax, net of federal tax effect	14,637	6,867
Non-deductible expenses	(2,575	(1,693)
Tax-exempt state workforce development funding	—	(4,086)
Effect of graduated income tax rates	24,436	(9,481)
Total income tax expense	$89,145	$63,599

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. Deferred tax liabilities at June 30, 2006 were $107,154, net of deferred tax assets of $-0-. The components of these amounts are as follows:

Depreciation	$82,810
Amortization of goodwill	25,376
Restricted stock compensation	(1,032)
Net deferred tax liabilities	$107,154

NOTE I - CONCENTRATIONS

There is no single customer or group of related customers from whom the Company derived more than 10% of its accounts receivable as of June 30, 2006. The Company is potentially vulnerable to a concentration-related risk with respect to its metal suppliers, however, since three vendors supply approximately 70% of the metal used in the manufacture of the Company’s products, though these vendors have been used primarily because of their competitive pricing. Several other metal suppliers are available to the Company, but purchasing from them, should that become necessary, would likely result in increased costs.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2006 and 2005

NOTE J - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the years ended June 30, 2006 and 2005 is as follows:

	2006	2005
Construction:
Sales	$4,030,648	$3,838,966
Cost of sales	(2,382,542)	(2,181,168)
Corporate and other expenses	(1,496,312)	(1,579,875)
Segment income	$151,794	$77,923
Total assets	$2,122,843	$1,724,298
Capital expenditures	$208,823	$96,764
Depreciation	$100,428	$95,980
Interest expense	$—	$16,288

	2006	2005
Engineering:
Sales	$211,475	$342,314
Cost of sales	(156,450)	(223,112)
Corporate and other expenses	(35,659)	(76,130)
Segment income	$19,366	$43,072)
Total assets	$253,088	$420,790
Capital expenditures	$22,292	$15,885
Depreciation	$12,539	$12,556
Interest expense	$—	$8

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

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers for the year ending June 30, 2006 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his or her respective positions:

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

Based solely on a review of the forms received covering purchase and sale transactions in our common stock during the fiscal year ended June 30, 2006, we believe that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements except as follows: Ronald Shiflett failed to timely report sale transactions in January and April 2004.

Item 10. Executive Compensation

The following table sets forth in summary form the compensation received during each of our last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan:

Summary Compensation Table

Fiscal Year	Annual Salary	Bonuses	Other Compensation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
	(1)	(2)	(3)	(4)	(5)	(5)
2006	$79,000	5,000	-0-	-0-	-0-	-0-
2005	$72,000	-0-	-0-	-0-	-0-	-0-
2004	$109,200	-0-	-0-	-0-	-0-	-0-

(1)	The dollar value of base salary (cash and non-cash) received, including amounts paid to Carolyn Callahan, wife of Robert M. Callahan.

(2)	The dollar value of bonuses (cash and non-cash) received.

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

Item 11 . Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood’s common stock as of September 27, 2006, based upon 11,923,999 shares outstanding:

Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares	Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	6,503,415 (1)	54.5%
Common	Ronald Shiflett 819 Naff Road Boones Mill, VA 24065	2,151,282 (2)	18.0%

(1)	Includes direct and indirect interests. There are 4,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.
  (2)   Ronald Shiflett has authorized Robert M. Callahan to have the voting rights for his shares of stock.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of September 27, 2006:

Management Ownership

Title of Class	Name and Address of Beneficial Owner	No. of Shares	Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	6,503,415 (1)	54.5%
Common	Ronald Shiflett 819 Naff Road Boones Mill, VA 24065	2,151,282 (2)	18.0%

(1)  Includes direct and indirect interests. There are 4,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.
(2)  Ronald Shiflett has authorized Robert M. Callahan to have the voting rights for his shares of stock.

* Less than 1%

Ownership of shares by directors and officers of Metwood as a group: 73.1%.

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

On January 3, 2005, we entered into a sales and leaseback transaction with Cahas Mountain Properties, LLC (“Cahas”). Cahas is an LLC that is partially owned by members of the Callahan family which are also officers and directors of us. We sold our various buildings at our corporate headquarters which house our manufacturing plants, executive offices, and other buildings on January 3, 2005 for $600,000 in cash. We simultaneously entered into a commercial lease agreement with this entity whereby we committed to lease back these same properties for $6,200 per month over a ten year term. We paid $78,000 and $37,300 in rent to Cahas during fiscal 2006 and fiscal 2005, respectively.

Item 13 . Exhibits and Reports on Form 8-K

(a)	Exhibits

See index to exhibits

(b)	Reports on Form 8-K

None.

Item 14 . Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Bongiovanni & Associates, CPA’s for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2006 and 2005:

	2006	2005

Audit fees	$17,000	$15,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$17,000	$15,500

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

Date: September 27, 2006	/s/ Robert M. Callahan Robert M. Callahan President, CEO and Director

Date: September 27, 2006	/s/ Ronald B. Shiflett Ronald B. Shiflett Vice-President and Director

Date: September 27, 2006	/s/ Shawn A. Callahan Shawn A. Callahan Secretary/Treasurer and Director/CFO

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation
3(ii)*	By-Laws
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Incorporated by reference on Form 8-K, filed February 16, 2000