Form 10QSB
period 2006-09-30
METWOOD INC
filed 2006-11-13
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(540) 334-4294
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 11, 2006: 11,923,999

Transitional Small Business Disclosure Format (Check one) Yes [  ] No [X]

METWOOD, INC. AND SUBSIDIARY TABLE OF CONTENTS - FORM 10-QSB

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$97,526
Accounts receivable	494,965
Deposits	6,200
Inventory	1,064,421
Prepaid expenses	67,314

Total current assets	1,730,426

Property and Equipment
Leasehold improvements	119,233
Furniture, fixtures and equipment	75,851
Computer hardware, software and peripherals	166,173
Machinery and shop equipment	268,019
Vehicles	321,165
950,441
Less accumulated depreciation	(483,521)

Net property and equipment	466,920

Goodwill	253,088

TOTAL ASSETS	$2,450,434

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$239,455
Income taxes	54,159

Total current liabilities	293,614

Long-term Liabilities
Deferred income taxes, net	111,932

Total liabilities	405,546

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
11,923,999 shares issued and outstanding	11,924
Common stock not yet issued ($.001 par, 2,150 shares)	2
Additional paid-in capital	1,319,317
Retained earnings	713,645

Total stockholders' equity	2,044,888

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,450,434

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
REVENUES

Construction sales	$1,105,956	$1,201,594
Engineering sales	44,568	54,204
Gross sales	1,150,524	1,255,798

Cost of construction sales	570,608	687,345
Cost of engineering sales	45,919	37,656
Gross cost of sales	616,527	725,001

Gross profit	533,997	530,797

ADMINISTRATIVE EXPENSES
Advertising	30,514	69,073
Bad debts	23,061	-
Depreciation	13,031	12,671
Insurance	19,354	15,986
Payroll expenses	189,557	164,366
Professional fees	22,300	20,970
Rent	18,600	18,600
Research and development	8,000	-
Telephone	9,071	6,089
Travel	9,809	5,738
Vehicle	9,073	3,083
Other	34,681	36,971
Total administrative expenses	387,051	353,547

Operating income	146,946	177,250

Other income (expense)	3,077	(1,309)

Income before income taxes	150,023	175,941

Income taxes	56,349	54,446

Net income	$93,674	$121,495

Basic and diluted earnings per share	$0.01	$0.01

Weighted average number of shares	11,908,958	11,882,166

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93,674	$121,495
Adjustments to reconcile net income to net cash from operating activities
Depreciation	29,086	27,145
Provision for deferred income taxes	4,778	9,513
(Increase) decrease in operating assets:
Accounts receivable	11,861	(45,323)
Inventory	(81,450)	91,028
Recoverable income taxes	-	29,854
Other operating assets	(2,639)	(53,446)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(16,520)	(95,333)
Current income taxes payable	(7,429)	15,079
Net cash from operating activities	31,361	100,012

CASH FLOWS USED FOR INVESTING ACTIVITIES
Expenditures for fixed assets	(33,715)	(44,732)
Net cash used for investing activities	(33,715)	(44,732)

Net (decrease) increase in cash	(2,354)	55,280

Cash, beginning of the year	99,880	234,607

Cash, end of the period	$97,526	$289,887

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company's common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1.00 per share. One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition. In 2002 Metwood purchased from that shareholder and retired 15,000 of the originally issued 290,000 shares for $15,000 and in 2004 purchased from that shareholder and retired the remaining 275,000 of the originally issued 290,000 shares for $50,000. The initial purchase transaction was accounted for under the purchase method of accounting. The purchase price was allocated as follows:
Accounts receivable	$75,000
Fixed assets	45,000
Goodwill	230,000
Total	$350,000

During the year ended June 30, 2003, liabilities assumed at the date of acquisition were identified and paid. The amount of the liabilities paid was $23,088, and this amount was added to goodwill.

The consolidated company ("the Company") provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Basis of Presentation - The financial statements include the accounts of Metwood, Inc. and its wholly owned subsidiary, Providence Engineering, PC, prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2007.

Fair Value of Financial Instruments - For certain of the Company's financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

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

Accounts Receivable - The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At September 30, 2006, the allowance for doubtful accounts was $-0-. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the three months ended September 30, 2006 and 2005, the amount of bad debts charged off was $23,061 and $-0-, respectively, including chargeoffs for the three months ended September 30, 2006 relating to receivables which have been awarded to the Company as a result of lawsuits whose collectibility is doubtful.

Inventory - Inventory, consisting of metal and wood raw materials, is located on the Company's premises and is stated at the lower of cost or market using the first-in, first-out method.

Property and equipment - Property and equipment are recorded at cost and include expenditures for improvements when they substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed to operations as incurred. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to forty years. When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and the proceeds is recorded as a gain or loss.

"Goodwill - The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. The Company performed its required annual goodwill impairment test as of June 30, 2006 using discounted cash flow estimates and found that there was no impairment of goodwill."

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

Research and Development - The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the three months ended September 30, 2006 and 2005, the expenses relating to research and development were $8,000 and $-0-, respectively.

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

Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Uncertainty in Income Taxes." FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach to recognition and measurement. FIN 48 will become effective for fiscal years beginning after December 15, 2006. Management continues to evaluate the effect that adoption of FIN 48 will have on the Company's consolidated results of operations and financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting changes and Error Corrections" (replacing Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - an Amendment of APB Opinion No. 28") which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 10. SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate effected by a change

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

in accounting principle. The Company adopted SFAS 154 during the quarter ended September 30, 2006, and such adoption did not impact the Company's consolidated results of operations or financial position.

"In September 2006, the FASB issued Statement No. 157, ""Fair Value Measurements."" SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 will have on our consolidated results of operations or financial position."

"In September 2006, the SEC released Staff Accounting Bulletin (""SAB"") No. 108, ""Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."" SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not believe that the application of SAB 108 will have a material effect on our consolidated results of operations or financial position."

NOTE 2 - EARNINGS PER SHARE

Net income and earnings per share for the three months ending September 30, 2006 and 2005 are as follows:

	2006	2005
Net income	$93,674	$121,495
Income per share - basic and fully diluted	$0.01	$0.01
Weighted average number of shares	11,908,958	11,882,166

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2006 and 2005 are summarized as follows:

	2006	2005
Cash paid for:
Income taxes	$59,000	$--
Interest	$--	$--

NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three months ended September 30, 2006 and 2005. For the three months ended September 30, 2006 and 2005, the Company had sales of $25,248 and $0, respectively, to the company referred to above. As of September 30, 2006, the related receivables were still outstanding. See also Note 7.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 5 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at September 30, 2006 was $-0-.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three months ended September 30, 2006 and 2005, as excerpted from internal management reports, is as follows:

Construction:	2006	2005
Sales	$1,105,956	$1,201,594
Intersegment expenses	(4,837)	-
Cost of sales	(570,608)	(687,345)
Corporate and other expenses	(436,151)	(398,307)
Segment income	$94,360	$115,942

Engineering:
Sales	$44,568	$54,204
Intersegment revenues	4,837	-
Cost of sales	(45,919)	(37,656)
Corporate and other expenses	(4,172)	(10,995)
Segment income (loss)	$(686)	$5,553

NOTE 7 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a monthly rental of $6,200. The lease expires on December 31, 2014. For both the three months ended September 30, 2006 and 2005, we recognized rental expense for these spaces of $18,600.

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

Metwood's primary products and services are:

· Girders and headers                     · Garage, deck and porch concrete pour-over systems
· Floor joists                                   · Garage and post-and-beam buildings
· Floor joist reinforcers                   · Engineering, design and custom building services
· Roof and floor trusses

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

Distribution Methods of Products and Services

The Company's sales are primarily retail, directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Approximately 90% of the Company's sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina, including Lowe's and 84 Lumber. Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona, Colorado and Pennsylvania and also utilizes the salespeople of wholesale yards stocking the Company's products as an additional sales force. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers and to license the Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South.

Status of Publicly Announced New Products or Services

The Company has acquired four new patents through assignment from Robert M. Callahan and Ronald B. Shiflett, the patent holders. All four patents reflect various modifications to the Company's Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists.

Seasonality of Market

The Company's sales can be subject to seasonal impacts, as its products are used in residential and commercial construction projects which tend to be at peak levels in Virginia and North Carolina between the months of March and October. Accordingly, the Company's sales tend to be greater in its fourth and first fiscal quarters. However, the Company is expanding into less weather-sensitive markets, such as Florida, Georgia, Arizona, South Carolina and Alabama in order to ameliorate seasonality factors. The Company builds an inventory of its products throughout the winter and spring to support its sales season.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials used by the Company are readily available on the market from numerous suppliers. The light-gage metal used by the Company is supplied primarily by Marino-Ware, Telling Industries and Wheeling Corrugating Company. The Company's main sources of lumber are BlueLinx and The Contractor Yard. Gerdau Amersteel, Descosteel and Adelphia Metals provide the majority of the Company's rebar. Because of the number of suppliers available to the Company, its decisions in purchasing materials are dictated primarily by price and secondarily by availability. The Company does not anticipate a lack of supply to affect its production; however, a shortage might cause the Company to pass on higher materials prices to its buyers.

Dependence on One or a Few Major Customers

Presently the Company does not have any one customer whose loss would have a substantial impact on the Company's operations.

Patents

The Company has eight U.S. Patents:

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

U.S. Patent Nos. D472,791S, D472,792S, D472,793S, and D477,210S, all modifications of Metwood's Reinforcing Bracket, which will be used for repairs of wood I-joists.

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

Number of Total Employees and Number of Full-Time Employees

The Company had thirty-three employees at September 30, 2006, all of whom were full time.

Results of Operations

Net Income

The Company had net income of $93,674 for the three months ended September 30, 2006, versus $121,495 for the three months ended September 30, 2005, a decrease of $27,821. The decrease in net income was attributable primarily to higher administrative costs, since gross profit comparing 2006 to 2005 increased slightly.

Sales

Revenues were $1,150,524 for the three months ended September 30, 2006 compared to $1,255,798 for the same period in 2005, a decrease of $105,274, or 8%. The decrease in sales resulted primarily from a slight decrease in volume comparing the two periods. Average selling prices and gross margins remained fairly constant.

Expenses

Total administrative expenses were $387,051 for the three months ended September 30, 2006, versus $353,547 for the three months ended September 30, 2005, an increase of $33,504 (9%). A decrease of approximately $40,000 in advertising in 2006 over 2005 was offset by increases in payroll, bad debt, and research and development expenses.

Liquidity and Capital Reserves

On September 30, 2006, the Company had cash of $97,526 and working capital of $1,436,812. Net cash provided by operating activities was $31,361 for the three months ended September 30, 2006 compared to $100,012 for the three months ended September 30, 2005. The lower provision of cash in the current year resulted primarily from purchases of inventory and a paydown in payables, partially offset by a net collection of accounts receivable for the period.

Cash used in investing activities was $33,715 for the three months ended September 30, 2006 compared to cash used of $44,732 during the same period in the prior year. Cash flows used in investing activities for the current period were for vehicles ($18,664), shop equipment $11,497), and computers and peripherals ($3,554).

No cash was provided from financing activities for the periods ended September 30, 2006 and 2005.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2006	By:	/s/ Robert M. Callahan
Robert M. Callahan Chief Executive Officer

By:	/s/ Shawn A. Callahan
Shawn A. Callahan Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)**	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

*Incorporated by reference on Form 8-K, filed February 16, 2000

**Incorporated by reference on Form 8-K, filed February 16, 2000