Form 10QSB
period 2006-12-31
METWOOD INC
filed 2007-02-12
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2006

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

(540) 334-4294
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _  No X

Number of shares of common stock outstanding as of January 31, 2007: 11,923,999

Transitional Small Business Disclosure Format (Check one) Yes [  ] No [X]

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$75,845
Accounts receivable	500,531
Deposits	10,597
Inventory	1,161,549
Prepaid expenses	58,985

Total current assets	1,807,507

Property and Equipment
Leasehold improvements	122,591
Furniture, fixtures and equipment	75,851
Computer hardware, software and peripherals	166,173
Machinery and shop equipment	268,019
Vehicles	343,501
976,135
Less accumulated depreciation	(513,861)

Net property and equipment	462,274

Goodwill	253,088

TOTAL ASSETS	$2,522,869

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$246,661
Income taxes	19,163

Total current liabilities	265,824

Long-term Liabilities
Deferred income taxes, net	112,998

Total liabilities	378,822

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
11,923,999 shares issued and outstanding	11,924
Common stock not yet issued ($.001 par, 2,150 shares)	2
Additional paid-in capital	1,319,317
Retained earnings	812,804

Total stockholders' equity	2,144,047

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,522,869

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
REVENUES
Construction sales	$1,093,077	$824,759	$2,199,033	$2,026,353
Engineering sales	42,891	78,838	87,459	133,042
Gross sales	1,135,968	903,597	2,286,492	2,159,395

Cost of construction sales	512,678	511,457	1,083,354	1,198,802
Cost of engineering sales	52,443	37,293	98,362	74,949
Gross cost of sales	565,121	548,750	1,181,716	1,273,751

Gross profit	570,847	354,847	1,104,776	885,644

ADMINISTRATIVE EXPENSES
Advertising	31,032	54,368	61,546	123,441
Bad debts	409	-	23,470	-
Depreciation	13,326	13,158	26,357	25,829
Insurance	24,438	16,967	43,792	32,953
Payroll expenses	224,495	172,422	413,984	336,788
Professional fees	7,816	6,262	30,116	27,232
Rent	20,700	18,600	39,300	37,200
Research and development	-	-	8,000	-
Telephone	10,459	9,749	19,529	15,838
Travel	10,024	12,289	19,833	18,027
Vehicle	11,148	11,339	20,220	14,422
Other	58,032	65,555	92,715	102,526
Total administrative expenses	411,879	380,709	798,862	734,256

Operating income (loss)	158,968	(25,862)	305,914	151,388

Other income	2,848	10,737	5,925	9,428

Income (loss) before income taxes	161,816	(15,125)	311,839	160,816

Income taxes	(62,658)	(3,009)	(119,007)	(57,455)

Net income (loss)	$99,158	$(18,134)	$192,832	$103,361

Basic and diluted earnings per share	$0.01	**	$0.01	$0.01

Weighted average number of shares	11,923,999	11,885,717	11,916,478	11,883,832

**Less than $.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$192,832	$103,361
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	59,425	50,742
Common stock issued for services rendered	-	3,135
Provision for deferred income taxes	5,844	7,976
(Increase) decrease in operating assets:
Accounts receivable	26,438	124,472
Inventory	(178,578)	(114,754)
Recoverable income taxes	-	28,470
Other operating assets	(18,850)	(17,654)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,313)	(174,889)
Current income taxes payable	(42,425)	14,991
Net cash from operating activities	35,373	25,850

CASH FLOWS USED FOR INVESTING ACTIVITIES
Expenditures for fixed assets	(59,408)	(75,990)
Net cash used for investing activities	(59,408)	(75,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	3,435
Net cash from financing activities	-	3,435

Net decrease in cash	(24,035)	(46,705)

Cash, beginning of the year	99,880	234,607

Cash, end of the period	$75,845	$187,902

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2007.

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

Accounts Receivable - The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2006, the allowance for doubtful accounts was $-0-. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible or directly to bad debt expense if there is no remaining allowance. For the three months ended December 31, 2006 and 2005, the amount of bad debts charged off was $409 and $-0-, respectively. For the six months ended December 31, 2006 and 2005, the amount of bad debts charged off was $23,470 and $-0-

Inventory - Inventory, consisting of metal and wood raw materials, is located on the Company's premises and is stated at the lower of cost or market using the first-in, first-out method.

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

Goodwill - The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. The Company performed its required annual goodwill impairment test as of June 30, 2006 using discounted cash flow estimates and found that there was no impairment of goodwill.

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

Research and Development - The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. There were no research and development costs for the three months ended December 31, 2006 or 2005. For the six months ended December 31, 2006 and 2005, the expenses relating to research and development were $8,000 and $-0-, respectively.

Earnings Per Common Share - Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the periods presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect adoption of FASB No. 157 to have a material effect on its consolidated results of operations or financial position.

In September 2006, the SEC released Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not believe that the application of SAB 108 will have a material effect on its consolidated results of operations or financial position.

NOTE 2 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ending December 31, 2006 and 2005 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss)	$99,158	$(18,134)	$192,832	$103,361
Income per share - basic and fully diluted	$0.01	**	$0.01	$0.01
Weighted average number of shares	11,923,999	11,885,717	11,916,478	11,883,832

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and six months ended December 31, 2006 and 2005 are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Cash paid for:
Income taxes	$96,588	$-	$155,588	$-
Interest	$-	$-	$-	$-

NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three and six months ended December 31, 2006 and 2005. For the three months ended December 31, 2006 and 2005, the Company had sales of $6,633 and $-0-, respectively, to the company referred to above. For the six months ended December 31, 2006 and 2005, sales were $32,131 and $-0-, respectively. As of December 31, 2006, the related receivables were still outstanding. See also Note 7.

NOTE 5 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at December 31, 2006 was $-0-.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and six months ended December 31, 2006 and 2005, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Construction:	2006	2005	2006	2005
Sales	$1,093,077	$824,759	$2,199,033	$2,026,353
Intersegment expenses	(27,330)	-	(32,167)	-
Cost of sales	(512,678)	(511,457)	(1,083,354)	(1,198,802)
Corporate and other expenses	(460,604)	(334,244)	(896,687)	(732,551)
Segment income	$92,465	$(20,942)	$186,825	$95,000

Engineering:
Sales	$42,891	$78,838	$87,459	$133,042
Intersegment revenues	27,330	-	32,167	-
Cost of sales	(52,443)	(37,293)	(98,362)	(74,949)
Corporate and other expenses	(11,085)	(38,737)	(15,257)	(49,732)
Segment income (loss)	$6,693	$2,808	$6,007	$8,361

NOTE 7 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a monthly rental of $6,200 through October 2006 and increasing to $6,550 thereafter. The lease expires on December 31, 2014. For the three and six months ended December 31, 2006 and 2005, the Company recognized rental expense for these spaces of $19,300, $37,900, $18,600 and $37,200, respectively. The Company has also entered into a month-to-month lease effective July 2006 with the related-party company for a trailer located on the Company premises with a monthly rent of $350. For the three and six months ended December 31, 2006, rental expense for this property was $1,400.

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

Distribution Methods of Products and Services

Approximately 90% of the Company's sales are wholesale to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina, including Lowe's, Home Depot and 84 Lumber. The Company's relationships with these dealers has strengthened both sales volume and collectibility. Additionally, the Company sells directly to contractors and do-it-yourself homeowners in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; however, the Company has distributors in Virginia, New York, Oklahoma, Arizona, Colorado, Washington and Pennsylvania and also utilizes the salespeople of wholesale yards stocking the Company's products as an additional "sales force." Metwood intends to continue expanding the wholesale marketing of its unique products to retailers and to license the Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South.

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

Patents

The Company has eight U.S. and four Canadian patents:

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

Canadian Patent Nos. 101892, 101893, 101894, and 101895 for the Company's joist reinforcing bracket designs.

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

Time Spent During the Last Two Fiscal Years on Research and Development Activities

Approximately fifteen percent of the Company's time has been spent during the last two fiscal years researching and developing its metal/wood products, new product lines, and new patents.

Costs and Effects of Compliance with Environmental Laws

The Company does not incur any costs to comply with environmental laws. It is an environmentally friendly business in that its products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

The Company had thirty-two employees at December 31, 2006, all of whom were full time.

Results of Operations

Net Income

The Company had net income of $99,158 for the three months ended December 31, 2006, versus a net loss of $18,134 for the three months ended December 31, 2005, an increase of $117,292. The increase in net income was attributable both to a growth in Company sales as well as holding the line on materials costs comparing 2006 with 2005, incurring only a 3% increase for the three months ended December 31, 2006 over 2005 and and a 7% decrease for the six-month period ended December 31, 2006 versus 2005.

Revenues

Revenues were $1,135,968 for the three months ended December 31, 2006 compared to $903,597 for the same period in 2005, an increase of $232,371, or 26%. For the six-month periods ended December 31, 2006 and 2005, sales were $2,286,492 and $2,159,395, respectively, an increase of 6%. The quarterly increase in 2006 sales over 2005 resulted from both an increase in volume and in selling prices comparing the two periods. Gross margins increased significantly, from 39% to 50% for the three months ended December 31, 2006 compared to 2005 and 41% to 48% for the six months ended December 31, 2006 compared to the same period in 2005.

The Company's significant growth in sales in its most recent quarter resulted from several factors, including increased engineering fees and completion of several large projects. Additionally, the Company experienced record sales in November, in part due to the unseasonably mild weather.

Expenses

Total administrative expenses were $411,879 and $798,862 for the three and six months ended December 31, 2006, versus $380,709 and $734,256 for the three and six months ended December 31, 2005, an increase of $31,170 (8%) and $64,606 (9%), respectively. Payroll expenses increased 30% and 19% for the three and six-month periods in 2006 over 2005, including bonuses paid to sales staff reflecting the previously noted increase in sales volume for those periods, while other costs remained relatively constant from period to period.

Liquidity and Capital Reserves

On December 31, 2006, the Company had cash of $75,845 and working capital of $2,658,246. Net cash provided by operating activities was $35,373 for the six months ended December 31, 2006 compared to $25,850 for the six months ended December 31, 2005. The increased provision of cash in the current year resulted primarily from the collection of accounts receivable for the period and an increase in net income as well as a decrease in the payment of accounts payable and accrued expenses comparing 2006 to 2005.

Cash used in investing activities was $59,408 for the six months ended December 31, 2006 compared to cash used of $75,990 during the same period in the prior year. Cash flows used in investing activities for the current period were for vehicles ($40,999), shop equipment ($11,497), and computers and peripherals ($3,554), and leasehold improvements ($3,358).

Cash provided from financing activities for the six months ended December 31, 2006 and 2005 were $-0- and $3,435, respectively.

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

Date: February 12, 2007 /s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

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