Form 10QSB
period 2007-03-31
METWOOD INC
filed 2007-04-30
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding as of April 30, 2007: 11,923,999

Transitional Small Business Disclosure Format (Check one) Yes [  ] No [X]

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB

PART I - FINANCIAL INFORMATION		Page(s)

Item 1	Financial Statements

	Consolidated Balance Sheet As of March 31, 2007	3-4

	Consolidated Statements of Income for the Three and Nine Months	5
	Ended March 31, 2007 and 2006

	Consolidated Statements of Cash Flows for the Nine Months	6
	Ended March 31, 2007 and 2006

	Notes to Consolidated Financial Statements	7-11

Item 2	Management's Discussion and Analysis	12-16

Item 3	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	16

Signatures		17

Index to Exhibits		18

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$223,287
Accounts receivable	452,757
Deposits	8,950
Inventory	1,207,908
Prepaid expenses	63,518

Total current assets	1,956,420

Property and Equipment
Leasehold improvements	137,190
Furniture, fixtures and equipment	75,850
Computer hardware, software and peripherals	178,390
Machinery and shop equipment	302,519
Vehicles	365,501
1,059,450
Less accumulated depreciation	(544,433)

Net property and equipment	515,017

Goodwill	253,088

TOTAL ASSETS	$2,724,525

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$375,426
Income taxes	35,054

Total current liabilities	410,480

Long-term Liabilities
Deferred income taxes, net	122,770

Total liabilities	533,250

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
11,923,999 shares issued and outstanding	11,924
Common stock not yet issued ($.001 par, 2,150 shares)	2
Additional paid-in capital	1,319,317
Retained earnings	860,032

Total stockholders' equity	2,191,275

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,724,525

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
REVENUES
Construction sales	$1,021,163	$880,085	$3,220,196	$2,906,438
Engineering sales	35,691	53,277	123,149	186,319
Gross sales	1,056,854	933,362	3,343,345	3,092,757

Cost of construction sales	578,106	523,106	1,661,459	1,721,908
Cost of engineering sales	61,061	45,241	159,423	120,190
Gross cost of sales	639,167	568,347	1,820,882	1,842,098

Gross profit	417,687	365,015	1,522,463	1,250,659

ADMINISTRATIVE EXPENSES
Advertising	40,004	64,811	101,550	188,252
Depreciation	14,212	15,081	40,569	40,910
Insurance	23,771	13,247	67,563	46,200
Payroll expenses	165,283	182,984	579,267	519,772
Rent	19,650	18,600	58,950	55,800
Travel	13,576	12,609	33,409	30,636
Vehicle	11,124	11,798	31,344	26,220
Other	64,636	60,243	238,466	205,839
Total administrative expenses	352,256	379,373	1,151,118	1,113,629

Operating income (loss)	65,431	(14,358)	371,345	137,030

Other income	7,461	1,916	13,386	11,344

Income (loss) before income taxes	72,892	(12,442)	384,731	148,374

Income taxes	(25,663)	10,193	(144,670)	(47,262)

Net income (loss)	$47,229	$(2,249)	$240,061	$101,112

Basic and diluted earnings per share	**	**	$0.02	$0.01

Weighted average number of shares	11,923,999	11,905,299	11,918,949	11,891,054

**Less than $.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$240,061	$101,112
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	89,998	80,375
Common stock issued for services rendered	-	3,135
Provision for deferred income taxes	15,616	14,998
(Increase) decrease in operating assets:
Accounts receivable	54,068	94,242
Inventory	(224,937)	(62,776)
Recoverable income taxes	-	25,539
Other operating assets	(1,593)	(22,776)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	119,451	(70,096)
Current income taxes payable	(26,534)	(3,543)
Net cash from operating activities	266,130	160,210

CASH FLOWS USED FOR INVESTING ACTIVITIES
Expenditures for fixed assets	(142,723)	(213,000)
Net cash used for investing activities	(142,723)	(213,000)

Net increase (decrease) in cash	123,407	(52,790)

Cash, beginning of the year	99,880	234,607

Cash, end of the period	$223,287	$181,817

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2007.

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

Accounts Receivable - The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2007, the allowance for doubtful accounts was $-0-. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible or directly to bad debt expense if there is no remaining allowance. For the three months ended March 31, 2007 and 2006, the amount of bad debts charged off was $7,416 and $350, respectively. For the nine months ended March 31, 2007 and 2006, the amount of bad debts charged off was $30,887 and $436, resp

Inventory - Inventory, consisting of metal and wood raw materials, is located on the Company's premises and is stated at the lower of cost or market using the first-in, first-out method.

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

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

Research and Development - The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. There were no research and development costs for the three months ended March 31, 2007 or 2006. For the nine months ended March 31, 2007 and 2006, the expenses relating to research and development were $8,000 and $-0-, respectively.

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

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

NOTE 2 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and nine months ending March 31, 2007 and 2006 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$47,229	$(2,249)	$240,061	$101,112
Income per share - basic and fully diluted	**	**	$0.02	$0.01
Weighted average number of shares	11,923,999	11,905,299	11,918,949	11,891,054

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2007 and 2006 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Cash paid for:
Income taxes	$-	$-	$155,588	$-
Interest	$-	$-	$-	$-

NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three and nine months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, the Company had sales of $22,023 and $-0-, respectively, to the company referred to above. For the nine months ended March 31, 2007 and 2006, sales were $54,154 and $-0-, respectively. As of March 31, 2007, the related-party receivable was $-0-. See also Note 7.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 5 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at March 31, 2007 was $-0-.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and nine months ended March 31, 2007 and 2006, as excerpted from internal management reports, is as follows:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
Construction:	2007	2006		2007	2006
Sales	$1,021,163	$880,085		$3,220,196	$2,906,438
Intersegment expenses	(27,167)	-		(59,334)	-
Cost of sales	(578,106)	(523,106)		(1,661,459)	(1,721,908)
Corporate and other expenses	(364,505)	(362,725)		(1,261,193)	(1,095,457)
Segment income	$51,385	$(5,746)	#	$238,210	$89,073

Engineering:
Sales	$35,691	$53,277		$123,149	$186,319
Intersegment revenues	27,167	-		59,334	-
Cost of sales	(61,061)	(45,241)		(159,423)	(120,190)
Corporate and other expenses	(5,953)	(4,539)		(21,209)	(54,090)
Segment income (loss)	$(4,156)	$3,497	#	$1,851	$12,039

NOTE 7 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a monthly rental of $6,200 through October 2006 and increasing to $6,550 thereafter. The lease expires on December 31, 2014. For the three and nine months ended March 31, 2007 and 2006, the Company recognized rental expense for these spaces of $19,650, $57,550, $18,600 and $55,800, respectively. The Company has also entered into a month-to-month lease effective July 2006 with the related-party company for a trailer located on the Company premises with a monthly rent of $350. For the three and nine months ended March 31, 2007, rental expense for this property was $1,400.

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

Number of Total Employees and Number of Full-Time Employees

The Company had thirty-three employees at March 31, 2007, all of whom were full time.

Results of Operations

Net Income

The Company had net income of $47,229 for the three months ended March 31, 2007, versus a net loss of $2,249 for the three months ended March 31, 2006, an increase of $49,478. The increase in net income was attributable both to a 13% growth in Company sales as well as holding the line on administrative costs comparing 2007 with 2006, enjoying a 7% decrease in those costs for the three months ended March 31, 2007 over 2006 and only a 3% increase for the nine-month period ended March 31, 2007 compared to 2006.

Revenues

Revenues were $1,056,854 for the three months ended March 31, 2007 compared to $933,362 for the same period in 2006, an increase of $123,492, or 13%. For the nine-month periods ended March 31, 2007 and 2006, sales were $3,343,345 and $3,092,757, respectively, an increase of 8%. The quarterly increase in 2007 sales over 2006 resulted from both an increase in volume and in selling prices comparing the two periods. Gross margins increased slightly, from 39% to 40% for the three months ended March 31, 2007 compared to 2006 and 40% to 46% for the nine months ended March 31, 2007 compared to the same period in 2006.

The Company's significant growth in sales in its most recent quarter resulted from several factors, including increased engineering fees and completion of several large projects. Additionally, the Company experienced record sales in March, in part due to the unseasonably mild weather.

Expenses

Total administrative expenses were $352,256 and $379,373 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $27,117, or 7%. For the nine-month periods ended March 31, 2007 and 2006, administrative expenses were $1,151,118 versus $1,113,629, an increase of $37,489, or 3%. Advertising costs were significantly reduced in 2007 compared to 2006 for both the quarter (38% reduction) and nine-month periods (46% reduction). Payroll expenses decreased 10% for the three-month period in 2007 over 2006, but increased 11% for the nine months ended March 31, 2007 compared to the same period in 2006. Payroll increases for the nine months included bonuses paid to sales staff reflecting the previously noted increase in sales volume for those periods. Insurance costs increased significantly for both the three months ended March 31, 2007 compared to 2006 ($10,524, or 79%) and the nine-month periods ended March 31, 2007 compared to 2006 ($21,363, or 46%). These increases were due both to rising

Liquidity and Capital Reserves

On March 31, 2007, the Company had cash of $223,287 and working capital of $1,545,940. Net cash provided by operating activities was $266,130 for the nine months ended March 31, 2007 compared to $160,210 for the nine months ended March 31, 2006. The increased provision of cash in the current year resulted primarily from the collection of accounts receivable for the period and an increase in net income as well as a decrease in the payment of accounts payable and accrued expenses comparing 2007 to 2006.

Cash used in investing activities was $142,723 for the nine months ended March 31, 2007 compared to cash used of $213,000 during the same period in the prior year. Cash flows used in investing activities for both periods were for the purchase of fixed assets.

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

Date: April 30, 2007 /s/ Robert M. Callahan
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