Form 10KSB
period 2007-06-30
METWOOD INC
filed 2007-09-07
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 2007

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year: $4,440,949

As of September 7, 2007 there were 11,923,999 common shares outstanding, and the aggregate market value of the common shares (based upon the average of the bid price ($.35) reported by brokers) held by non-affiliates was approximately $1,150,801.

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

Principal Products or Services and Markets

Metwood — Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a “stick-built” construction method where components are laid out and assembled with nails and screws. Our initial founders, Robert Callahan and Ronald Shiflett, saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

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

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to lumber yards and home improvement stores mainly in Virginia. We rely primarily on our own sales force to generate sales; additionally, however, our distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking our products as an additional sales force. We are an authorized vendor for Lowe’s, Home Depot, 84 Lumber, Stock Building Supply, The Contractor Yard, and many more. We have several stocking dealers of our Square Columns and Reinforcing Products. We will sell directly to contractors in areas that we do not have a dealer, but with our national dealer relationships, we typically have a dealer to use.  We are in discussions with national engineered I-joist manufacturers who are interested in marketing our products and expect to announce affiliations with these companies in the near future. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license our technology and products to increase its distribution outside of Virginia, North Carolina and the South.

Status of Publicly Announced New Products or Services

We have acquired four new patents through assignment from Robert Callahan and Ronald Shiflett, the origional patent holders. All four patents reflect various modifications to our Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists.

Seasonality of Market

Our sales are subject to seasonal impacts, as its products are used in residential and commercial construction projects which tend to be at peak levels in Virginia and North Carolina between the months of March and October. Accordingly, our sales are greater in its fourth and first fiscal quarters. We build an inventory of its products throughout the winter and spring to support its sales season.  Due to the Seasonality of our Local Market, we are continuing our efforts to expand into markets that are not so seasonally impacted.  We have shipped projects to Florida, Georgia, South Carolina, Arizona, Washington, and more.  These markets have some seasonality, but increased exposure in these markets will help maintain stronger sales year around.

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

We have twelve U.S. Patents:

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

Each of the above mentioned patents was originally issued to the inventors our founders, Robert Callahan and Ronald B. Shiflett, who licensed these patents to us.

Canadian Patent Nos. 101892, 101893, 101894, and 101895 for our joist reinforcing bracket designs.

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

Number of Total Employees and Number of Full-Time Employees

We had thirty-seven employees at June 30, 2007, thirty-five of whom were full time.

Item 2. Description of Property

During the year ended June 30, 2005, we sold our facilities to a related party for $600,000 and subsequently leased the facilities back under a long-term lease agreement. We now lease our facilities in Boones Mill, Virginia, which consist of corporate offices, warehouses, a garage/vehicle maintenance building, and other multi-use buildings. The condition of these buildings is very good.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the average bid price for our common stock at September 7, 2007 of $.35 per share (average asking price of $.60), the market value of shares held by non-affiliates would be $1,150,801. There are no preferred shares authorized.

We are listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) under the symbol “MTWD.OB.”

Set forth below are the high and low bid prices for our common stock for the last two years:

Quarter Ended	High Bid	Low Bid

September 2005	$1.48	$1.10
December 2005	$0.81	$1.25
March 2006	$0.91	$1.10
June 2006	$0.90	$1.03
September 2006	$0.55	$0.90
December 2006	$0.35	$0.85
March 2007	$0.57	$0.70
June 2007	$0.51	$0.70

Holders

The number of holders of record of our common stock as of September 7, 2007 was 1,117. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are selected financial data for the years ended June 30, 2006 and 2007:

	2006	2007

Revenues	$4,242,123	$4,440,949
Net income	$171,160	$212,081
Net income per common share	$0.01	$0.02
Weighted average common shares outstanding	11,894,593	11,920,259
At June 30, 2007 and 2006:
Total assets	$2,375,931	$2,576,675
Working capital	$1,342,988	$1,539,453
Shareholders’ equity	$1,951,213	$2,163,296
**Less than $.01

No dividends have been declared or paid during the periods presented.

Results of Operations Fiscal 2007 Compared with Fiscal 2006

Revenues and Cost of Sales —  Consolidated gross sales increased $198,826, or 5%, for the year ended June 30, 2007 (“fiscal 2007”) compared to the year ended June 30, 2006 (“fiscal 2006”). Construction sales consisted of product sales, engineering, delivery and installation fees. Engineering sales consisted of fees for engineering services. Gross profit increased $171,554 (10%) from fiscal 2006 to fiscal 2007.

The increase in construction revenues was due to several factors, including adding inside sales support for outside sales reps, thereby freeing up the reps to make more daily contacts; increased marketing efforts, such as regular seminars for building inspectors and architects on our systems and services; and strengthened dealer relationships. Also, product prices were raised in the third quarter to compensate for the increasing cost of steel. In addition, we experienced heightened demand for our pour over systems for fiscal 2007 compared to fiscal 2006 which had the added benefit of increasing related installation fees. Growth in engineering sales resulted from both higher demand and quicker turnaround time on jobs.

Cost of sales increased by $27,272 overall (1%) in fiscal 2007 compared to fiscal 2006. On the construction side, cost of sales increased $52,573 (2%), while cost of engineering sales decreased $25,301 (16%). The rise in construction costs was due primarily to the higher steel prices we faced in fiscal 2007. However, efforts were made to secure as much steel as possible just prior to the new higher prices taking effect, thereby alleviating some of the impact of those increases. We anticipate that steel prices will continue to be high for the foreseeable future.

Administrative expenses — These costs increased $80,128, or 5%, to $1,541,711 in fiscal 2007 from $1,461,583 in fiscal 2006. The increase was due primarily to higher advertising and marketing, insurance and payroll costs. The increase is mainly attributable to an increase in payroll costs from $692,372 in fiscal 2006 to $771,793 in fiscal 2007 or an increase of $79,421 (11%). We hired new personnel to capacitate the increase in sales and new customers in fiscal 2007.

Other Income (Expense) —These amounts are immaterial to the financial statements taken as a whole and include miscellaneous and sundry items only.

Income Taxes — In fiscal 2007 our income tax expense was $131,778 compared to income tax expense of $89,145 in fiscal 2006. We increased our deferred tax liability by $9,855 in fiscal 2007. The primary components of the deferred tax liability relate to timing differences between book and tax depreciation and the treatment of goodwill amortization.,

Liquidity and Capital Reserves — Cash flows provided by operations in fiscal 2007 were $53,872 versus cash flows provided by operations in fiscal 2006 of $84,986, a decrease of $31,114. The decrease in cash flows from operations was primarily attributable to higher net income attributable to the increase in sales in fiscal 2007 and an increase in inventory which required cash outlays. We also used $153,032 for capital improvements and purchases of fixed assets, while we spent $231,115 for purchases of fixed assets in fiscal 2006. Financing activities in fiscal 2007 provided $37,567 compared to $11,402 used in fiscal 2006. The main provision of funds in 2007 was due to a net increase in borrowings under our line-of-credit agreement of $25,000.

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

Item 7. Financial Statements

LAKE & ASSOCIATES, CPA’S LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Metwood, Inc.

We have audited the accompanying consolidated balance sheet of Metwood, Inc. (the “Company”) and its wholly-owned subsidiary as of June 30, 2007 and related consolidated statements of operations, stockholders’ equity, and cash flows for the year ending June 30, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metwood, Inc. (a Virginia corporation) and its wholly-owned subsidiary as of June 30, 2007 and the results of its operations and its cash flows for year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Boca Raton, Florida
September 5, 2007

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
Bongiovanni & Associates, P.A.
Cornelius, North Carolina
September 15, 2006

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Balance Sheet
At June 30, 2007

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$38,287
Accounts Receivable	398,042
Inventory	1,210,438
Recoverable Income Taxes	57,077
Prepaid Expenses and Other Current Assets	119,412
TOTAL CURRENT ASSETS	1,823,256

FIXED ASSETS
Leasehold Improvements	139,585
Furniture, Fixtures and Equipment	75,851
Computer Hardware, Software & Peripherals	173,148
Machinery and Shop Equipment	325,602
Vehicles	365,501
1,079,687
Accumulated Depreciation	(579,356)
Net Fixed Assets	500,331

OTHER ASSETS
Goodwill	253,088

TOTAL ASSETS	$2,576,675

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$233,814
Accrued Expenses	19,989
Bank Line of Credit Payable	25,000
Customer Deposits	5,000
TOTAL CURRENT LIABILITIES	283,803

LONG-TERM LIABILITIES
Deferred Income Taxes, Net	$117,009
Related Party Payable	12,567
129,576

COMMITMENT - NOTE D and G

STOCKHOLDERS' EQUITY
Common Stock ($.001 par value, 100,000,000 shares authorized:
11,923,999 shares issued and outstanding at June 30, 2007)	11,924
Common Stock Not Yet Issued ($.001 par value, 2,150 shares)	2
Additional Paid-in-Capital	1,319,317
Retained Earnings	832,053
TOTAL STOCKHOLDERS' EQUITY	2,163,296

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,576,675

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Income Statements
For the Years Ending June 30, 2007 and 2006

	2007	2006
REVENUES AND COST OF SALES:
Construction Sales	$4,262,071	$4,030,648
Engineering Sales	178,878	211,475
Gross Sales	4,440,949	4,242,123
Cost of Construction Sales	2,435,115	2,382,542
Cost of Engineering Sales	131,149	156,450
Gross Cost of Sales	2,566,264	2,538,992
Gross Profit	1,874,685	1,703,131

ADMINISTRATIVE EXPENSES:
Advertising	123,115	218,452
Construction/Bidding Data	19,287	11,419
Depreciation	57,096	52,212
Insurance	90,396	68,074
Office Expense	35,321	51,034
Payroll Expense	771,793	692,372
Professional Fees	38,970	42,390
Rent	78,600	78,000
Research and Development	13,000	8,000
Telephone	38,734	34,924
Travel	33,148	35,270
Vehicle Expense	62,392	34,834
Other	179,859	134,602
TOTAL EXPENSES	1,541,711	1,461,583

OPERATING INCOME	332,974	241,548

Loss on Sale of Fixed Assets	-	(866)
Other Income	10,885	19,623
Income Before Income Taxes	343,859	260,305

Income Taxes	(131,778)	(89,145)

Net Income	$212,081	$171,160

Net Income Per Common Share
Basic & Fully Diluted	$0.02	$0.01

Weighted Average Common
Shares Outstanding	11,920,259	11,894,593

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Statement of Stockholders' Equity
For the Years Ending June 30, 2007 and 2006

			Common	Common
			Shares	Stock
	Common	Common	Not Yet	Not Yet	Additional
	Shares	Stock	Issued	Issued	Paid-in	Retained
	(000's)	($.001 Par)	(000's)	($.001 Par)	Capital	Earnings

Balances, July 1, 2005	11,878	$11,878	8	8	$1,304,818	$448,812

Net income for year	-0-	-0-	-0-	-0-	-0-	171,160

Common stock subscribed but not yet issued	-0-	-0-	19	19	5,946	-0-

Issuance of common stock for services rendered	9	9	-0-	-0-	3,126	-0-

Issuance of common stock subscribed	18	18	(11)	(11)	5,427	-0-

Balances, June 30, 2006	11,905	$11,905	16	$16	$1,319,317	$619,972

Net income for year	-0-	-0-	-0-	-0-	-0-	212,081

Issuance of common stock for services rendered	19	19	-0-	-0-	-0-	-0-

Issuance of common stock subscribed	-0-	-0-	(14)	(14)	-0-	-0-

Balances, June 30, 2007	11,924	$11,924	2	$2	$1,319,317	$832,053

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Statements of Cash Flows
For the Years Ending June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$212,081	$171,160
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	114,992	112,967
Provision for deferred income taxes	9,855	18,193
Loss on sale of fixed assets	-	866
Common stock issued for services	-	3,135
(Increase) decrease in operating assets:
Accounts receivable	95,598	(9,609)
Inventory	(227,467)	(253,510)
Prepaid expenses and other current assets	(35,351)	(15,838)
Recoverable income taxes	(57,077)	30,666
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,829	(13,314)
Current income taxes payable	(61,588)	40,270

NET CASH PROVIDED BY OPERATING ACTIVITIES	53,872	84,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for fixed assets	(153,032)	(231,115)

NET CASH (USED IN) INVESTING ACTIVITIES	(153,032)	(231,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	11,402
Incurrence of related party payable	12,567	-
Borrowings from bank line of credit	75,000	-
Repayment of bank line of credit	(50,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,567	11,402

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,593)	(134,727)

CASH AND CASH EQUIVALENTS:
Beginning of year	99,880	234,607

End of year	$38,287	$99,880

See notes to consolidated audited financial statements and auditors' report

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2007 and 2006

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

In prior years, liabilities assumed at the date of acquisition were identified and paid. The amount of the liabilities paid was $23,088 and has been added to goodwill.

The consolidated company provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2007 and 2006

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

Fair Value of Financial Instruments– The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and bank credit line approximate fair values based on the short-term maturity of these instruments.

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2007 allowance for doubtful accounts was approximately $8,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2007 and 2006, the bad debt expense was $30,887 and $1,220, respectively.

Fixed Assets– Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of fixed assets is calculated over management prescribed recovery periods that range from three to thirty years.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and the proceeds from disposition is recorded as a gain or loss.

Management’s Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. At June 30, 2007, the significant estimates used by management include the valuation of its goodwill. Actual results could differ from those estimates.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2007 and 2006

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
For the Years Ended June 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Patents — The Company has been assigned several key product patents developed by certain Company officers. No value has been recorded in the Company’s financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Research and Development — The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the years ended June 30, 2007 and 2006, the expenses relating to research and development were $13,000 and $8,000, respectively.

Goodwill — In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. Transition to the new rules of SFAS 142 requires the completion of a transitional impairment test of goodwill within the first year of adoption. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of June 30, 2007 and 2006 using discounted cash flow estimates and found no goodwill impairment.

Recent Accounting Pronouncements - In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (Cont.) - In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The Company has adopted SAB No. 108 effective for the year end June 30, 2008.

Any error in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior-period financial statements. Restatement requires that:

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (Cont.) –

a. The cumulative effect of the error on periods prior to those presented shall be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented.
b. An offsetting adjustment, if any, shall be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period.
c. Financial statements for each individual prior period presented shall be adjusted to reflect correction of the period-specific effects of the error.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end consolidated statement of financial position, with limited exceptions.

The Company does not expect application of SFAS No. 156, 157 and 158 to have a material effect on its consolidated financial statements.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2007 and 2006 are summarized as follows:

	2006	2007
Cash paid for :
Income taxes	$21,318	$240,498
Interest	$—	$1,080
Supplemental disclosures of non-cash investing and financing activities:

NOTE C – RELATED PARTY TRANSACTIONS

For the years ended June 30, 2007, the Company had sales of $5,911 to a company owned by the CEO, Robert Callahan. For the year ended June 30, 2006, the Company had sales of $47,831 to its shareholder and CEO, Robert Callahan. As of June 30, 2007, the related party receivable with Mr. Callahan and the company he owns was $-0-.

As of June 30, 2007, the Company had a related party payable to Cahas Mountain Properties, Inc. a company owned by Mr. Callahan, for monies advanced.

NOTE D – COMMITMENT

In prior years, the Company implemented a stock-based incentive compensation plan for its employees. Participating employees have an after-tax deduction withheld by the Company throughout the calendar year. As of December 31 of each year, the employee is considered vested in the plan, and the Company will match the participating employee’s withheld amounts. The Company may also make a discretionary contribution based upon pay incentives or attendance. Periodically, the Company will purchase restricted stock on behalf of the employee in the amount of his withholdings, the Company’s match, and any discretionary contributions.

As of June 30, 2006, the Company had ten participating employees who withheld an amount immaterial to the consolidated financial statements. No accrual for the Company’s match has been made in the current year.

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE E – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 8.0% as of June 30, 2007. The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture and is personally guaranteed by the Company’s CEO. The balance outstanding as of June 30, 2007 was $25,000.

NOTE F – EQUITY

During the years ended June 30, 2007 and 2006, the Company issued -0- and 9,500 common shares in payment for services valued at $-0- and $3,135, respectively. The common shares were valued at the fair market value of the shares at the time of issuance as determined by a third party source.

NOTE G – SALE OF FIXED ASSETS AND RELATED OPERATING LEASE

During the year ended June 30, 2006, the Company entered into a sales and leaseback transaction with a related party. The Company sold its various buildings at its corporate headquarters which house its manufacturing plants, executive offices, and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with this entity whereby the Company is committed to lease back these same properties for $6,200 per month over a ten year term expiring on December 31, 2014. Rent expense charged to operations for the years ended June 30, 2007 and 2006 was $78,600 and $78,000, respectively.

Future minimum rental payments as of June 30, 2007 in the aggregate and for each of the five succeeding years and thereafter are as follows:

Year                                                                           Amount
2008                                                                           $   74,400
2009                                                                               74,400
2010                                                                               74,400
2011                                                                               74,400
2012                                                                               74,400
Thereafter                                                                    186,000
                                        $558,000

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE H – INCOME TAXES

The components of income tax expense for the years ended June 30, 2007 and 2006 consist of:

	2006	2007
Current:
Federal	$58,869	$102,864
State	12,067	19,059
	70,936	121,923
Deferred:
Federal	14,247	7,650
State	3,962	2,205
	18,209	9,855
Total income tax expense	$89,145	$131,778

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company’s income taxes for the years ending June 30, 2006 and 2007 is as follows:

Income before income taxes	$260,305	$343,859
Income tax expense computed at the statutory rate	101,519	134,105
State income tax, net of federal tax effect	14,637	21,264
Non-deductible expenses	(2,575)	(3,084)
Effect of graduated income tax rates	(24,436)	(20,507)
Total income tax expense	$89,145	$131,778

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. Deferred tax liabilities at June 30, 2007 were $117,009, net of deferred tax assets of $-0-. The components of these amounts are as follows:

Depreciation	$91,633
Amortization of goodwill	25,376
Net deferred tax liabilities	$117,009

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Notes To Audited Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE I – CONCENTRATIONS

There is no single customer or group of related customers from whom the Company derived more than 10% of its accounts receivable as of June 30, 2007. The Company is potentially vulnerable to a concentration-related risk with respect to its metal suppliers, however, since three vendors supply approximately 70% of the metal used in the manufacture of the Company’s products, though these vendors have been used primarily because of their competitive pricing. Several other metal suppliers are available to the Company, but purchasing from them, should that become necessary, would likely result in increased costs.

NOTE J – SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the years ended June 30, 2006 and 2007 is as follows:

	2006	2007
Construction:
Sales	$4,030,648	$4,262,071
Cost of sales	$(2,382,542)	$(2,435,115)
Corporate and other expenses	$(1,496,312)	$(1,625,136)
Segment income	$151,794	$201,820
Total assets	$2,122,843	$2,323,587
Capital expenditures	$208,823	$139,083
Depreciation	$100,428	$101,708
Interest expense	$—	$1,080

	2006	2007
Engineering:
Sales	$211,475	$178,878
Cost of sales	$(156,450)	$(131,149)
Corporate and other expenses	$(35,659)	$(37,468)
Segment income	$19,366	$10,261
Total assets	$253,088	$253,088
Capital expenditures	$22,292	$13,949
Depreciation	$12,539	$13,284
Interest expense	$—	$—

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

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers for the year ending June 30, 2007 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his or her respective positions:

Name	Position and Background
Robert M. Callahan	President, Chief Executive officer

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

Based solely on a review of the forms received covering purchase and sale transactions in our common stock during the fiscal year ended June 30, 2007, we believe that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

The following table sets forth in summary form the compensation received during each of our last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan:

Summary Compensation Table

Fiscal Year	Annual Salary	Bonuses	Other Compen- sation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
	(1)	(2)	(3)	(4)	(5)	(5)
2007	$91,034	17,750	-0-	-0-	-0-	-0-
2006	$79,000	5,000	-0-	-0-	-0-	-0-
2005	$72,000	-0-	-0-	-0-	-0-	-0-

(1)	The dollar value of base salary (cash and non-cash) received, including amounts paid to Carolyn Callahan, wife of Robert M. Callahan.

(2)	The dollar value of bonuses (cash and non-cash) received.

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

Item 11 . Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood’s common stock as of September 7, 2007, based upon 11,923,999 shares outstanding:
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

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of September 7, 2007:

Management Ownership

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	6,503,415	(1)	54.5%

(1) Includes direct and indirect interests. There are 4,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

* Less than 1%

Ownership of shares by directors and officers of Metwood as a group: 55.1%.

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

On January 3, 2005, we entered into a sales and leaseback transaction with Cahas Mountain Properties, LLC (“Cahas”). Cahas is an LLC that is partially owned by members of the Callahan family which are also officers and directors of us. We sold our various buildings at our corporate headquarters which house our manufacturing plants, executive offices, and other buildings on January 3, 2005 for $600,000 in cash. We simultaneously entered into a commercial lease agreement with this entity whereby we committed to lease back these same properties for $6,200 per month over a ten year term. We paid $78,600 and $78,000 in rent to Cahas during fiscal 2007 and fiscal 2006, respectively.

Item 13 . Exhibits and Reports on Form 8-K

(a)	Exhibits

See index to exhibits

(b)	Reports on Form 8-K

None.

Item 14 . Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Lake & Associates, CPA’s, PA and Bongiovanni & Associates, CPA’s for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2007 and 2006, respectively:

	2006	2007

Audit fees	$17,000	$20,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$17,000	$20,000

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

Date: September 7, 2007	/s/ Robert M. Callahan Robert M. Callahan President, CEO and Director

Date: September 7, 2007	/s/ Shawn A. Callahan Shawn A. Callahan Secretary/Treasurer and Director/CFO

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT
3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Incorporated by reference on Form 8-K, filed February 16, 2000.