Form 10QSB
period 2007-09-30
METWOOD INC
filed 2007-11-14
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2007

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

Number of shares of common stock outstanding as of April 30, 2007: 12,116,399

Transitional Small Business Disclosure Format (Check one) Yes [  ] No [X]

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB

PART I - FINANCIAL INFORMATION		Page(s)

Item 1	Financial Statements

	Consolidated Balance Sheet As of September 30, 2007	3

	Consolidated Statements of Income for the Three Months Ended September 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	7-11

Item 2	Management's Discussion and Analysis	12-16

Item 3	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	17

Signatures		18

Index to Exhibits		19

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$42,440
Accounts receivable	556,527
Deposits	15,091
Inventory	1,159,749
Prepaid expenses	62,825
Recoverable income taxes	54,583

Total current assets	1,891,215

Property and Equipment
Leasehold and land improvements	163,701
Furniture, fixtures and equipment	81,351
Computer hardware, software and peripherals	187,049
Machinery and shop equipment	380,110
Vehicles	371,501
1,183,712
Less accumulated depreciation	(612,969)

Net property and equipment	570,743

Goodwill	253,088

TOTAL ASSETS	$2,715,046

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$302,388

Total current liabilities	302,388

Long-term Liabilities
Amounts owed to related-party company	35,522
Deferred income taxes, net	134,467

Total long-term liabilities	169,989

Total liabilities	472,377

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,121,249 shares issued; 12,116,399 outstanding	12,121
Common stock not yet issued ($.001 par, 2,150 shares)	2
Additional paid-in capital	1,345,734
Retained earnings	886,612
2,244,469
Treasury stock, at cost	(1,800)

Total stockholders' equity	2,242,669

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,715,046

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
REVENUES

Construction sales	$1,141,513	$1,105,956
Engineering sales	68,655	44,568
Gross sales	1,210,168	1,150,524

Cost of construction sales	722,397	570,608
Cost of engineering sales	63,348	45,919
Gross cost of sales	785,745	616,527

Gross profit	424,423	533,997

ADMINISTRATIVE EXPENSES
Advertising	20,831	30,514
Bad debts	-	23,061
Depreciation	15,984	13,031
Insurance	21,334	19,354
Payroll expenses	165,594	189,557
Professional fees	27,608	22,300
Rent	19,650	18,600
Research and development	7,576	8,000
Telephone	8,035	9,071
Travel	13,794	9,809
Vehicle	13,472	9,073
Other	36,738	34,681
Total administrative expenses	350,616	387,051

Operating income	73,807	146,946

Other income (expense)	704	3,077

Income before income taxes	74,511	150,023

Income taxes	19,952	56,349

Net income	$54,559	$93,674

Basic and diluted earnings per share	$-	$0.01

Weighted average number of shares	11,989,761	11,908,958

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,559	$93,674
Adjustments to reconcile net income to net cash from operating activities
Depreciation	33,611	29,086
Provision for deferred income taxes	17,458	4,778
(Increase) decrease in operating assets:
Accounts receivable	(156,369)	11,861
Inventory	50,689	(81,450)
Recoverable income taxes	2,494	-
Other operating assets	39,382	(2,639)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	41,539	(16,520)
Current income taxes payable	-	(7,429)
Net cash from operating activities	83,363	31,361

CASH FLOWS USED FOR INVESTING ACTIVITIES
Expenditures for fixed assets	(104,024)	(33,715)
Net cash used for investing activities	(104,024)	(33,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	26,614	-
Purchase of treasury stock	(1,800)	-
Net cash from financing activities	24,814	-

Net increase (decrease) in cash	4,153	(2,354)

Cash, beginning of the year	38,287	99,880

Cash, end of the period	$42,440	$97,526

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2008.

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

Accounts Receivable  - The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition.  The Company performs ongoing credit evaluations of its customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At September 30, 2007, the allowance for doubtful accounts was $-0-.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible.  For the three months ended September 30, 2007 and 2006, the amount of bad debts charged off was $-0- and $23,061 respectively, including chargeoffs for the three months ended September 30, 2006 relating to receivables which have been awarded to the Company as a result of lawsuits whose collectibilit

Inventory - Inventory, consisting of metal and wood raw materials, is located on the Company's premises and is stated at the lower of cost or market using the first-in, first-out method.

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

Goodwill - The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. The Company performed its required annual goodwill impairment test as of June 30, 2007 using discounted cash flow estimates and found that there was no impairment of goodwill.

Patents - The Company has been assigned several key product patents developed by certain Company officers.  No value has been recorded in the Company's financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Research and Development - The Company performs research and development on its metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  For the three months ended September 30, 2007 and 2006, the expenses relating to research and development were $7,576 and $8,000, respectively.

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

Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Uncertainty in Income Taxes."  FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach to recognition and measurement.  FIN 48 became effective for fiscal years beginning after December 15, 2006.  The Company does not believe that the application of FIN 48 will have a material effect on our consolidated results of operations or financial position.

In September 2006, the SEC released Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the application of SAB 108 will have a material effect on our consolidated results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 will have on our consolidated results of operations or financial position.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not completed our evaluation of SFAS 159, but we do not currently believe that it will have a material impact on our results of operations or financial position.

In February 2007, the EITF issued EITF 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-03").  In EITF 07-3, the task force reached a consensus that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized.  The capitalized amounts should be expensed as the related goods are delivered or the services are performed.  EITF 07-03 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.  We have not completed our evaluation of EITF 07-03, but we do not currently believe that it will have a material impact on our results of operation or financial position.

NOTE 2 - EARNINGS PER SHARE

Net income and earnings per share for the three months ending September 30, 2007 and 2006 are as follows:

	2007	2006

Net income	$54,559	$93,674
Income per share - basic and fully diluted	$--	$0.01
Weighted average number of shares	11,989,761	11,908,958

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2007 and 2006 are summarized as follows:

	2007	2006
Cash paid for:
Income taxes	$--	$59,000
Interest	$356	$--

NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, the Company had sales of $31,037 and $25,248, respectively, to the company referred to above. As of September 30, 2007, the related receivables outstanding were $54,352. See also Note 7.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 5 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at September 30, 2007 was $-0-.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services.  Performance of each segment is evaluated based on profit or loss from operations before income taxes.  These reportable segments are strategic business units that offer different products and services.  Summarized revenue and expense information by segment for the three months ended September 30, 2007 and 2006, as excerpted from internal management reports, is as follows:

Construction:	2007	2006

Sales	$1,141,513	$1,105,956
Intersegment expenses	(14,512)	(4,837)
Cost of sales	(722,397)	(570,608)
Corporate and other expenses	(353,865)	(436,151)
Segment income	$50,739	$94,360

Engineering:
Sales	$68,655	$44,568
Intersegment revenues	14,512	4,837
Cost of sales	(63,348)	(45,919)
Corporate and other expenses	(15,999)	(4,172)
Segment income (loss)	$3,820	$(686)

NOTE 7 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership.  The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,550.  The lease expires on December 31, 2014. For the three months ended September 30, 2007 and 2006, we recognized rental expense for these spaces of $19,650 and $18,600, respectively.

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

Number of Total Employees and Number of Full-Time Employees

The Company had thirty-six employees at September 30, 2007, thirty-four of whom were full time.

Results of Operations

Net Income

The Company had net income of $54,559 for the three months ended September 30, 2007, versus $93,674 for the three months ended September 30, 2006, a decrease of $39,115.  The decrease in net income was attributable primarily to higher materials costs, since gross sales comparing 2007 to 2006 increased slightly and administrative expenses were lower.

Sales

Revenues were $1,210,168 for the three months ended September 30, 2007 compared to $1,150,524 for the same period in 2006, an increase of $59,644, or 5%.  The increase in sales resulted primarily from a slight increase in volume comparing the two periods.

Expenses

Total administrative expenses were $350,616 for the three months ended September 30, 2007, versus $387,051 for the three months ended September 30, 2006, a decrease of $36,435 (9%).  A decrease of approximately $10,000 in advertising and $24,000 in payroll expenses in 2007 over 2006 were the largest contributors to the overall decrease.

Liquidity and Capital Reserves

On September 30, 2007, the Company had cash of $42,440 and working capital of $1,588,827.  Net cash provided by operating activities was $83,363 for the three months ended September 30, 2007 compared to $31,361 for the three months ended September 30, 2006.  The higher provision of cash in the current year resulted primarily from the use of inventory on hand, an increase in payables, and expenses of a non-cash nature (depreciation and deferred income taxes).

Cash used in investing activities was $104,024 for the three months ended September 30, 2007 compared to cash used of $33,715 during the same period in the prior year.  Cash flows used in investing activities for the current period were for vehicles ($6,000); shop equipment $64,791); computers and peripherals and furniture and fixtures ($9,117); and leasehold and land improvements ($24,116).

Cash provided by financing activities was $24,814 for the three months ended September 30, 2007 compared to $-0- for the period ended September 30, 2006.  Proceeds from the issuance of common stock of $26,614 was offset by the cost ($1,800) of treasury stock.

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

Date: November 14, 2007 /s/ Robert M. Callahan
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