Form 10QSB
period 2007-12-31
METWOOD INC
filed 2008-02-22
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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
                  (State or other jurisdiction of incorporation)                                                                                 (IRS Employer Identification No)

819 Naff Road, Boones Mill, VA 24065
(Address of principal executive offices)

(540) 334-4294
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was requiredto file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes _X__ No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No__X_

Number of shares of common stock outstanding as of February 12, 2008: 12,091,399

Transitional Small Business Disclosure Format (Check one) Yes [  ] No  [X]

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB
PART I - FINANCIAL INFORMATION Page(s)

Item 1 Financial Statements

Consolidated Balance Sheet As of December 31, 2007 3-4

Consolidated Statements of Income for the Three and Six Months 5
Ended Decembr 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Six Months 6
Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements 7

Item 2 Management's Discussion and Analysis 11

Item 3 Controls and Procedures 16

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K 17

Signatures 17
Index to Exhibits 18

METWOOD, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007 (UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$169,337
Accounts receivable	460,830
Deposits	15,091
Inventory	1,216,563
Prepaid expenses	45,557

Total current assets	1,907,378

Property and Equipment
Leasehold and land improvements	165,963
Furniture, fixtures and equipment	81,351
Computer hardware, software and peripherals	190,694
Machinery and shop equipment	381,024
Vehicles	366,751
1,185,783
Less accumulated depreciation	(646,798)

Net property and equipment	538,985

Goodwill	253,088

TOTAL ASSETS	$2,699,451

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$258,546
Income taxes	20,350

Total current liabilities	278,896

Long-term Liabilities
Amounts owed to related-party company	8,787
Deferred income taxes, net	128,317

Total long-term liabilities	137,104

Total liabilities	416,000

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,096,249 shares issued; 12,091,399 outstanding	12,096
Common stock not yet issued ($.001 par, 2,150 shares)	2
Additional paid-in capital	1,345,759
Retained earnings	927,394
2,285,251
Treasury stock, at cost	(1,800)

Total stockholders' equity	2,283,451

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,699,451

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUES

Construction sales	$1,121,774	$1,093,077	$2,263,288	$2,199,033
Engineering sales	68,796	42,891	137,451	87,459
Gross sales	1,190,570	1,135,968	2,400,739	2,286,492

Cost of construction sales	728,851	512,678	1,451,249	1,083,354
Cost of engineering sales	57,733	52,443	121,081	98,362
Gross cost of sales	786,584	565,121	1,572,330	1,181,716

Gross profit	403,986	570,847	828,409	1,104,776

ADMINISTRATIVE EXPENSES
Advertising	26,699	31,032	47,530	61,546
Bad debts	4,181	409	4,181	23,470
Depreciation	16,290	13,326	32,274	26,357
Insurance	16,925	24,438	38,259	43,792
Payroll expenses	168,190	224,495	333,784	413,984
Professional fees	5,905	7,816	33,513	30,116
Rent	19,650	20,700	39,300	39,300
Telephone	9,454	10,459	17,489	19,529
Travel	3,070	10,024	16,864	19,833
Vehicle	14,249	11,148	27,721	20,220
Other	56,507	58,032	100,821	100,715
Total administrative expenses	341,120	411,879	691,736	798,862

Operating income	62,866	158,968	136,673	305,914

Other income (expense)	6,021	2,848	6,725	5,925

Income before income taxes	68,887	161,816	143,398	311,839

Income taxes	(28,105)	(62,658)	(48,057)	(119,007)

Net income	$40,782	$99,158	$95,341	$192,832

Basic and diluted earnings per share	$-	$0.01	$0.01	$0.01

Weighted average number of shares	12,114,769	11,923,999	12,052,265	11,916,478

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBE 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,341	$192,832
Adjustments to reconcile net income to net cash from operating activities
Depreciation	67,441	59,425
Provision for deferred income taxes	11,308	5,844
(Increase) decrease in operating assets:
Accounts receivable	(60,673)	26,438
Inventory	(6,125)	(178,578)
Recoverable income taxes	57,077	-
Other operating assets	56,650	(18,850)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,038)	(9,313)
Current income taxes payable	20,350	(42,425)
Net cash from operating activities	237,331	35,373

CASH FLOWS USED FOR INVESTING ACTIVITIES
Net expenditures for fixed assets	(106,095)	(59,408)
Net cash used for investing activities	(106,095)	(59,408)

CASH FLOWS USED IN FINANCING ACTIVITIES
Decrease in credit line	(25,000)	-
Proceeds from issuance of common stock	26,614	-
Purchase of treasury stock	(1,800)	-
Net cash used for inancing activities	(186)	-

Net increase (decrease) in cash	131,050	(24,035)

Cash, beginning of the year	38,287	99,880

Cash, end of the period	$169,337	$75,845

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

Basis of Presentation- The financial statements include the accounts of Metwood, Inc. and its wholly owned subsidiary, Providence Engineering, PC, prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2008.

Fair Value of Financial Instruments- For certain of the Company's financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Management's Use of Estimates- The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts Receivable  - The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition.  The Company performs ongoing credit evaluations of its customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At December 31, 2007, the allowance for doubtful accounts was $-0-.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible.  For the three months ended December 31, 2007 and 2006, the amount of bad debts charged off was $4,181 and $409 respectively.  For the six months ended December 31, 2007 and 2005, the amount of bad debts charged off was $4,181 and $23,470, respectively including chargeoffs relating to receivables whic

Inventory- Inventory, consisting of metal and wood raw materials, is located on the Company's premises and is stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment- Property and equipment are recorded at cost and include expenditures for improvements when they substantially increase the productive lives of existing assets.  Maintenance and repair costs are expensed to operations as incurred.  Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to forty years.  When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts.  The difference between undepreciated cost and the proceeds is recorded as a gain or loss.

Goodwill- The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. The Company performed its required annual goodwill impairment test as of June 30, 2007 using discounted cash flow estimates and found that there was no impairment of goodwill.

Patents- The Company has been assigned several key product patents developed by certain Company officers.  No value has been recorded in the Company's financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Revenue Recognition- Revenue is recognized when goods are shipped and earned or when services are performed, provided collection of the resulting receivable is probable.  If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated.  Further, no revenue is recognized unless collection of the applicable consideration is probable.

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

Research and Development- The Company performs research and development on its metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  There were no research and development costs for the three months ended December 31, 2007 or 2006.  For the six months ended December 31, 2007 and 2006, the expenses relating to research and development were $7,576 and $8,000, respectively.

Earnings Per Common Share- Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the quarters presented.  There were no adjustments required to net income for the years presented in the computation of diluted earnings per share.

Recent Accounting Pronouncements- In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accountaing Standards ("SFAS") No. 141 (revised 2007), "Business Combinations," which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.  We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51," which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing tassessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

On July 1, 2007, we adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.   FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  The Company does not believe the the application of FIN 48 will have a material effect on its consolidated results of operations or financial position.

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

NOTE 2 - EARNINGS PER SHARE

Net income and earnings per share for the three and six months ending December 31, 2007 and 2006 are as follows:

	For the Three Months Ended		For the Six Months Ended
	2007	2006	2007	2006
Net income	$ 40,782	$ 99,158	$ 95,341	$ 192,832
Income per share - basic and fully diluted	$ --	$ 0.01	$ --	$ 0.01
Weighted average number of shares	12,114,769	11,923,999	12,052,265	11,916,478

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the three and six months ended December 31, 2007 and 2006 are summarized as follows:
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cash paid for:
Income taxes	$ --	$ 96,588	$ --	$ 155,588
Interest	$ --	$ --	$ 356	$ --

NOTE 4 - RELATED-PARTY TRANSACTIONS
From time to time, the Company contracts with a company related through common ownership for building and grounds-related maintenance services.  There were no fees paid to the related company for the three and six months ended December 31, 2007 and 2006.  For the three months ended December 31, 2007 and 2006, the Company had sales of $52,179 and $6,633, respectively, to the company referred to above.  For the six months ended December 31, 2007 and 2006, sales were $83,216 and $32,131, respectively.  As of December 31, 2007, the related receivables outstanding were $116,679.  See also Note 7.

NOTE 5 - BANK CREDIT LINE
The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at December 31, 2007 was $-0-.
NOTE 6 - SEGMENT INFORMATION
The Company operates in two principal business segments: (1) construction-related products and (2) engineering services.  Performance of each segment is evaluated based on profit or loss from operations before income taxes.  These reportable segments are strategic business units that offer different products and services.  Summarized revenue and expense information by segment for the three and six months ended December 31, 2007 and 2006, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Construction:	2007	2006	2007	2006
Sales	$ 1,121,774	$ 1,093,077	$ 2,263,288	$ 2,199,033
Intersegment expenses	(22,102)	(27,330)	(36,614)	(32,167)
Cost of sales	(728,851)	(512,678)	(1,451,249)	(1,083,354)
Corporate and other expenses	(341,088)	(460,604)	(694,953)	(896,687)
Segment income	$ 29,733	$ 92,465	$ 80,472	$ 186,825

Engineering:
Sales	$ 68,796	$ 42,891	$ 137,451	$ 87,459
Intersegment revenues	22,102	27,330	36,614	32,167
Cost of sales	(57,733)	(52,443)	(121,081)	(98,362)
Corporate and other expenses	(22,116)	(11,085)	(38,115)	(15,257)
Segment income (loss)	$ 11,049	$ 6,693	$ 14,869	$ 6,007

NOTE 7 - OPERATING LEASE COMMITMENTS
On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership.  The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,550.  The lease expires on December 31, 2014. For the three and six months ended December 31, 2007 and 2006, we recognized rental expense for these spaces of $19,650, $39,300, $19,300, and $37,900, respectively.

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
Number of Total Employees and Number of Full-Time Employees
The Company had thirty-three employees at December 31, 2007, thirty-one of whom were full time.
Results of Operations
Net Income
The Company had net income of $40,782 for the three months ended December 31, 2007, versus $99,158 for the three months ended December 31, 2006, a decrease of $58,376.  The decrease in net income in 2007 compared to 2006 was attributable primarily to higher materials costs that were not offset with a comparable increase in sales.  Sales increased only 5%, while cost of sales increased 39%.  For the six months ended December 31, 2007 and 2006, the Company's net income was $95,341 and $192,832, respectively, a decrease of $97,491.  Decreased sales and increased materials costs comparing 2007 to 2006 account for the decline in net income

Revenues were $1,190,570 for the three months ended December 31, 2007 compared to $1,135,968 for the same period in 2006, a decrease of $54,602, or 5%.  For the six-month periods ended December 31, 2007 and 2006, sales were $2,400,739 and $2,286,492, respectively, an increase of $114,247, or 5%.  The sales decline for the three-month period in 2007 versus 2006 was the result of a weak housing market and a poor subprime maket.

Expenses
Total administrative expenses were $341,120 and $691,736 for the three and six months ended December 31, 2007, versus $411,879 and $798,862 for the three and six months ended December 31, 2006, a decrease of $70,759 (17%) and $107,126 (13%), respectively.  Decreases in advertising and in payroll expenses in 2007 over 2006 were the largest contributors to the overall decrease.

Liquidity and Capital Reserves
On December 31, 2007, the Company had cash of $169,337 and working capital of $1,628,482.  Net cash provided by operating activities was $237,331 for the six months ended December 31, 2007 compared to $35,373 for the six months ended December 31, 2006.  The higher provision of cash in the current year resulted primarily from refunded income taxes and an increase in other operating assets and expenses of a non-cash nature (depreciation and deferred income taxes).

Cash used in investing activities was $106,095 for the six months ended December 31, 2007 compared to cash used of $59,408 during the same period in the prior year.  Cash flows used in investing activities for the current period were for vehicles (net $1,250); shop equipment $65,705); computers and peripherals and furniture and fixtures ($9,461); website development ($3,300); and leasehold and land improvements ($26,379).

Cash used in financing activities was $186 for the six months ended December 31, 2007 compared to $-0- for the period ended December 31, 2006.  Proceeds from the issuance of common stock of $26,614 was offset by repayment of the Company's credit line ($25,000) and by the cost of treasury stock ($1,800).

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2008 /s/Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: February 12, 2008 /s/Shawn A. Callahan
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