Form 10QSB
period 2008-03-31
METWOOD INC
filed 2008-05-14
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes _X__ No ____ Indicate by check marck whether the registrant is a shell company (as defind in Rule 12b-2 of the exchange Act). Yes _____ No __X__

Number of shares of common stock outstanding as of May 14, 2008: 12,091,399

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

METWOOD, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION		Page(s)

Item 1	Financial Statements

	Consolidated Balance Sheet As of March 31, 2008	3-4

	Consolidated Statements of Income for the Three and Nine Months	5
	Ended March 31, 2008 and 2007

	Consolidated Statements of Cash Flows for the Nine Months	6
	Ended March 31, 2008 and 2007

	Notes to Consolidated Financial Statements	7-9

Item 2	Management's Discussion and Analysis	10

Item 3	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	14

Signatures		15

Index to Exhibits		16

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$136,015
Accounts receivable	389,858
Deposits	7,100
Inventory	1,404,828
Prepaid expenses	42,998

Total current assets	1,980,799

Property and Equipment
Leasehold and land improvements	166,368
Furniture, fixtures and equipment	81,351
Computer hardware, software and peripherals	202,347
Machinery and shop equipment	391,370
Vehicles	349,651
1,191,087
Less accumulated depreciation	(667,947)

Net property and equipment	523,140

Goodwill	253,088

TOTAL ASSETS	$2,757,027

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$263,280
Income taxes	42,959

Total current liabilities	306,239

Long-term Liabilities
Deferred income taxes, net	127,568

Total long-term liabilities	127,568

Total liabilities	433,807

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,096,249 shares issued; 12,091,399 outstanding	12,096
Common stock not yet issued ($.001 par, 2,150 shares)	2
Additional paid-in capital	1,345,759
Retained earnings	967,163
2,325,020
Treasury stock, at cost	(1,800)

Total stockholders' equity	2,323,220

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,757,027

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
REVENUES

Construction sales	$966,826	$1,021,163	$3,230,114	$3,220,196
Engineering sales	55,847	35,691	193,298	123,149
Gross sales	1,022,673	1,056,854	3,423,412	3,343,345

Cost of construction sales	556,340	578,106	2,007,589	1,661,459
Cost of engineering sales	57,484	61,061	178,565	159,423
Gross cost of sales	613,824	639,167	2,186,154	1,820,882

Gross profit	408,849	417,687	1,237,258	1,522,463

ADMINISTRATIVE EXPENSES
Advertising	39,486	40,004	87,016	101,550
Depreciation	15,915	14,212	48,189	40,569
Insurance	17,421	23,771	55,680	67,563
Payroll expenses	166,045	165,283	499,830	579,267
Professional fees	8,148	5,326	41,660	35,443
Rent	19,750	19,650	59,050	58,950
Research and development	11,615	-	19,191	8,000
Travel	3,356	13,576	20,220	33,409
Vehicle	11,851	11,124	39,572	31,344
Other	64,709	59,310	179,624	195,023
Total administrative expenses	358,296	352,256	1,050,032	1,151,118

Operating income	50,553	65,431	187,226	371,345

Other income	11,075	7,461	17,800	13,386

Income before income taxes	61,628	72,892	205,026	384,731

Income taxes	(21,860)	(25,663)	(69,917)	(144,670)

Net income	$39,768	$47,229	$135,109	$240,061

Basic and diluted earnings per share	**	**	$0.01	$0.02

Weighted average number of shares	12,091,399	11,923,999	12,065,215	11,918,949

**Less than $0.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,109	$240,061
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	88,590	89,998
Provision for deferred income taxes	10,559	15,616
(Increase) decrease in operating assets:
Accounts receivable	10,299	54,068
Inventory	(194,390)	(224,937)
Recoverable income taxes	57,077	-
Other operating assets	67,200	(1,593)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(8,090)	119,451
Current income taxes payable	42,959	(26,534)
Net cash from operating activities	209,313	266,130

CASH FLOWS USED FOR INVESTING ACTIVITIES
Net expenditures for fixed assets	(111,399)	(142,723)
Net cash used for investing activities	(111,399)	(142,723)

CASH FLOWS USED FOR FINANCING ACTIVITIES
Decrease in credit line	(25,000)	-
Proceeds from issuance of common stock	26,614	-
Purchase of treasury stock	(1,800)	-
Net cash used for financing activities	(186)	-

Net increase in cash	97,728	123,407

Cash, beginning of the year	38,287	99,880

Cash, end of the period	$136,015	$223,287

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2008.

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

Accounts Receivable  - The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition.  The Company performs ongoing credit evaluations of its customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At March 31, 2008, the allowance for doubtful accounts was $-0-.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible.  For the three months ended March 31, 2008 and 2007, the amount of bad debts charged off was $2,554 and $7,416 respectively.  For the nine months ended March 31, 2008 and 2007, the amount of bad debts charged off was $6,735 and $30,887, respectively including chargeoffs relating to receivables which have been awarded to th

Inventory- Inventory, consisting of metal and wood raw materials, is located on the Company's premises and is stated at the lower of cost or market using the first-in, first-out method.

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
MARCH 31, 2008
(UNAUDITED)

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

Research and Development- The Company performs research and development on its metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  Research and development costs for the three months ended March 31, 2008 and 2007 were $11,615 and $-0-, respectively.  For the nine months ended March 31, 2008 and 2007, the expenses relating to research and development were $19,191 and $8,000, respectively.

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

Recent Accounting Pronouncements- In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133," ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  This standard becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As SFAS 161 only requires enhanced disclosures, this standard will have no impact of the Company's financial statements

In December 2007, the FASB issued Statement of Financial Accountaing Standards ("SFAS") No. 141 (revised 2007), "Business Combinations," which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141 (revised) is effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.  We are currently assessing the potential impact that adoption of SFAS No. 141 (revised) would have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51," which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing t

On July 1, 2007, we adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not completed our evaluation of SFAS 159, but we do not currently believe that it will have a material impact on our results of operations or financial position.

NOTE 2 - EARNINGS PER SHARE

Net income and earnings per share for the three and nine months ending March 31, 2008 and 2007 are as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$ 39,768	$ 47,229	$ 135,109	$ 240,061
Income per share - basic and fully diluted	**	**	$ 0.01	$ 0.02
Weighted average number of shares	12,091,399	11,923,999	12,065,215	11,918,949

**Less than $0.01

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ending March 31, 2008 and 2007 are summarized as follows:
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Cash paid for:
Income taxes	$ --	$ --	$ --	$ 155,588
Interest	$ --	$ --	$ 2,073	$ --

NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a company related through common ownership for building and grounds-related maintenance services.  There were no fees paid to the related company for the three and nine months ended March 31, 2008 and 2007.  For the three months ended March 31, 2008 and 2007, the Company had sales of $5,915 and $22,023, respectively, to the company referred to above.  For the nine months ended March 31, 2008 and 2007, sales were $89,948 and $54,154, respectively.  As of March 31, 2008, the related receivables outstanding were $3,725.  See also Note 7.

NOTE 5 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at March 31, 2008 was $-0-.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services.  Performance of each segment is evaluated based on profit or loss from operations before income taxes.  These reportable segments are strategic business units that offer different products and services.  Summarized revenue and expense information by segment for the three and nine months ended March 31, 2008 and 2007, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Construction:	2008	2007	2008	2007
Sales	$ 966,826	$ 1,021,163	$ 3,230,114	$ 3,220,196
Intersegment expenses	(17,484)	(27,167)	(54,098)	(59,334)
Cost of sales	(556,340)	(578,106)	(2,007,589)	(1,661,459)
Corporate and other expenses	(360,520)	(364,505)	(1,055,474)	(1,261,193)
Segment income	$ 32,482	$ 51,385	$ 112,953	$ 238,210

Engineering:
Sales	$ 55,847	$ 35,691	$ 193,298	$ 123,149
Intersegment revenues	17,484	27,167	54,098	59,334
Cost of sales	(57,484)	(61,061)	(178,565)	(159,423)
Corporate and other expenses	(8,561)	(5,953)	(46,675)	(21,209)
Segment income (loss)	$ 7,286	$ (4,156)	$ 22,156	$ 1,851

NOTE 7 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership.  The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,550.  The lease expires on December 31, 2014. For the three and nine months ended March 31, 2008 and 2007, we recognized rental expense for these spaces of $19,750, $59,050, $19,650, and $57,550, respectively.

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

Number of Total Employees and Number of Full-Time Employees

The Company had twenty-seven employees at March 31, 2008, twenty-six of whom were full time.

Results of Operations

Net Income

The Company had net income of $39,768 for the three months ended March 31, 2008, versus $47,229 for the three months ended March 31, 2007, a decrease of $7,461.  The decrease in net income for the three months ended March 31, 2008 compared to 2007 was attributable primarily to higher materials costs in the construction area as a percentage of gross sales and sales that did not reach 2007 levels.  Likewise, for the nine months ended March 31, 2008 and 2007, the Company's net income was $135,109 and $240,061, respectively, a decrease of $104,952.  Although sales increased slightly (2%) comparing 2008 to 2007, that increase was not enough to offset higher costs of construction sales (21%) which resulted from increased materials costs, fuel cost, vehicle repair and maintence, and labor.  Some savings did occur, however, primarily in insurance cost decreases (new carrier and better workers compensation experience ratings), volume discounts obtained on hangers, and use of less wood in our beams.

Sales

Revenues were $1,022,673 for the three months ended March 31, 2008 compared to $1,056,854 for the same period in 2007, a decrease of $34,181, or 3%.  For the nine-month periods ended March 31, 2008 and 2007, sales were $3,423,412 and $3,343,345, respectively, an increase of $80,067, or 2%.  The sales decline for the three-month period in 2008 versus 2007 reflects a general downtown in the building industry.  Although the Company has sold product in over twenty-five states since July 2007, our local market is down 20%.  Nonetheless, sales for the nine months ended March 31, 2008 were greater than for 2007 in part because the Company has continued to expand its market outside the local area, generating increasing revenues outside Virginia.  Additionally, truss sales have increased over 2007, and the commercial market has overcome some of the residential downturn.  The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatru

Expenses

Total administrative expenses were $358,296 and $1,050,032 for the three and nine months ended March 31, 2008, versus $352,256 and $1,151,118 for the three and nine months ended March 31, 2007, an increase of $6,040 (2%) for the three-month period and a decrease of $101,086 (9%) for the nine-month period.  For the three months ended March 31, 2008 versus 2007, insurance costs declined 27% and travel costs declined 75% due to elimination of shows; however, the savings in these areas was offset by increases in professional fees, research and development, and other expenses, resulting in the increase in 2008 over 2007.  For the nine months ended March 31, 2008 compared to 2007, advertising costs decreased significantly (14%) as we were more selective in the industries and areas targeted for marketing.  We studied the results of the 2006/2007 shows and were able to eliminate several of them due to low ROI.  Insurance costs declined as well (18%) as we chose a new carrier and were able to make changes that resulte vehicle expense due to increased maintenance and fuel costs; research and development, including code compliance studies on our 2810HR, posts, beams and I-joist reinforcers; and fire testing for our beams.

Liquidity and Capital Reserves

On March 31, 2008, the Company had cash of $136,015 and working capital of $1,674,560.  Net cash provided by operating activities was $209,313 for the nine months ended March 31, 2008 compared to $266,130 for the nine months ended March 31, 2007.  The lower provision of cash from operating activities in the current year resulted primarily from the paydown of accounts payable partially offset by refunded income taxes and a decrease in other operating assets.

Cash used in investing activities was $111,399 for the nine months ended March 31, 2008, compared to cash used of $142,723 during the same period in the prior year.  Cash flows used in investing activities for the current period were for vehicles ($6,000 less asset removals of $21,850); shop equipment $76,051); computers and peripherals and furniture and fixtures ($18,240); website development ($6,175); and leasehold and land improvements ($26,783).

Cash used in financing activities was $186 for the nine months ended March 31, 2008 compared to $-0- for the period ended March 31, 2007.  Proceeds from the issuance of common stock of $26,614 was offset by repayment of the Company's credit line ($25,000) and by the cost of treasury stock ($1,800).

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14. 2008 /s/ Robert M. Callahan
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