Form 10-K
period 2008-06-30
METWOOD INC
filed 2008-10-15
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission fle number 000-05391

METWOOD, INC.
(Name of small business issuer in its charter)

NEVADA 83-0210365
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [  ]

State issuer’s revenues for its most recent fiscal year: $4,510,200

As of October 14, 2008 there were 12,091,399 common shares outstanding, and the aggregate market value of the common shares (based upon the average of the bid price ($.41) reported by brokers) held by non-affiliates was approximately $1,348,081.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

METWOOD, INC. AND SUBSIDIARY
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management. Statements that are not historical in nature and which include such words as “anticipate,” “estimate,” “should,” “expect,” believe,” “intend,” and similar expressions are intended to identify forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

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

Status of Publicly Announced New Products or Services

We have acquired four new patents through assignment from Robert Callahan and Ronald Shiflett, the original patent holders. All four patents reflect various modifications to our Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists.

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

We had thirty-seven employees at June 30, 2008, thirty-five of whom were full time.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the average bid price for our common stock at October 14, 2008 of $.41 per share (average asking price of $.80), the market value of shares held by non-affiliates would be $1,348,081. There are no preferred shares authorized.

We are listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) under the symbol “MTWD.OB.”

Set forth below are the high and low bid prices for our common stock for the last two years:

Quarter Ended	High Bid	Low Bid
September 2006	$0.55	$0.90
December 2006	$0.35	$0.85
March 2007	$0.57	$0.70
June 2007	$0.51	$0.70
September 2007	$0.51	$0.70
December 2007	$0.35	$0.65
March 2008	$0.30	$0.65
June 2008	$0.33	$0.60

Holders

The number of holders of record of our common stock as of October 14, 2008 was 1,119. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are selected financial data for the years ended June 30, 2008 and 2007:

	2008			2007
Revenues		$4,510,200		$4,440,949
Net income (loss)		$(30,825)		$212,081
Net income (loss) per common share	$		**	$0.02
Weighted average common shares outstanding		12,071,725		11,920,259
At June 30, 2008 and 2007:
Total assets		$2,980,112		$2,576,675
Working capital		$1,692,795		$1,539,453
Shareholders’ equity		$2,355,576		$2,163,296
**Less than $.01

No dividends have been declared or paid during the periods presented.

Results of Operations Fiscal 2008 Compared with Fiscal 2007

Revenues and Cost of Sales —  Consolidated gross sales increased $69,291, or 2%, for the year ended June 30, 2008 (“fiscal 2008”) compared to the year ended June 30, 2007 (“fiscal 2007”). Construction sales consisted of product sales, engineering, delivery and installation fees. Engineering sales consisted of fees for engineering services. Gross profit decreased $303,490 (16%) from fiscal 2007 to fiscal 2008.

The increase in construction revenues was due to several factors, including adding inside sales support for outside sales reps, thereby freeing up the reps to make more daily contacts; increased marketing efforts, such as regular seminars for building inspectors and architects on our systems and services; and strengthened dealer relationships. Also, product prices were raised in the third quarter to compensate for the increasing cost of steel. In addition, we experienced continued demand for our pour over systems for fiscal 2008 compared to fiscal 2007 which had the added benefit of increasing related installation fees. Growth in engineering sales resulted from both higher demand and quicker turnaround time on jobs.

Cost of sales increased by $372,740 overall (14%) in fiscal 2008 compared to fiscal 2007. On the construction side, cost of sales increased $350,518 (14%), and cost of engineering sales also increased $22,223 (17%). The rise in construction costs was due primarily to the higher steel prices we faced in fiscal 2008. However, efforts were made to secure as much steel as possible just prior to the new higher prices taking effect, thereby alleviating some of the impact of those increases. We anticipate that steel prices will continue to be high for the foreseeable future.

Administrative expenses — These costs increased $104,299, or 7%, to $1,646,010 in fiscal 2008 from $1,541,711 in fiscal 2007. The increase was due primarily to a decrease in payroll costs from $771,793 in fiscal 2007 to $889,644 in fiscal 2008 or an increase of $117,851 (15%). We hired new personnel to capacitate the increase in sales and new customers in fiscal 2008 but the personnel were compensated using different methods and at higher rates. We also expensed common stock issued to certain employees in fiscal 2008 which was higher compared to fiscal 2007.

Other Income (Expense) —These amounts are immaterial to the financial statements taken as a whole and include miscellaneous and sundry items only.

Income Taxes — In fiscal 2008 our income tax expense (credit) was $(24,977) compared to income tax expense of $131,778 in fiscal 2007. We increased our deferred tax liability by $4,579 in fiscal 2008. The primary components of the deferred tax liability relate to timing differences between book and tax depreciation and the treatment of goodwill amortization.

Liquidity and Capital Reserves — Cash flows provided by operations in fiscal 2008 were $35,465 versus cash flows provided by operations in fiscal 2007 of $53,872, a decrease of $18,407. The decrease in cash flows from operations was primarily attributable to lesser net income attributable to the increase in cost of sales in fiscal 2008, an increase in inventory which required cash outlays, an increase in non-cash depreciation expense, receipt of recoverable income taxes of $57,077 in 2007 and an increase in accounts payable. We also used $168,760 for capital improvements and purchases of fixed assets in fiscal 2008, while we spent $153,032 for purchases of fixed assets in fiscal 2007. Financing activities in fiscal 2008 provided $162,888 compared to $37,567 provided in fiscal 2007. The main provision of funds in 2008 and 2007 was due to a net increase in borrowings under our line-of-credit agreement of $125,000 and $25,000, respectively.

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

Item 7. Financial Statements

Metwood, Inc. and Wholly Owned Subsidiary
Audited Financial Statements As of and for Years Ended June 30, 2008 and 2007

Lake & Associates, Certified Public Accountants

Table of Contents

Report Of Independent Registered Public Accounting Firm

Balance Sheet as of June 30, 2008 & 2007

Statement of Cash Flow for the years ended June 30, 2008 & 2007

Statement of Stockholders’ Equity For Years Ended June 30, 2008 & 2007

Notes to Financial Statements

Report Of Independent Registered Public Accounting Firm

To the Board of Directors
Metwood, Inc.
819 Naff Road
Boones Mill, Virginia 24065

We have audited the accompanying consolidated balance sheet of Metwood, Inc. (the “Company”) and its wholly-owned subsidiary as of June 30, 2008 and 2007 and related consolidated statements of operations, stockholders’ equity, and cash flows for the years ending June 30, 2008 and 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metwood, Inc. (a Virginia corporation) and its wholly-owned subsidiary as of June 30, 2008 and 2007 and the results of its operations and its cash flows for years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/S/ Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Boca Raton FL

October 8, 2008

Balance Sheet as of June 30, 2008 & 2007

Assets	As of June 30,:

Current assets	2008	2007
Cash and Cash Equivalents	$67,880	$ 38,287
Accounts Receivable-Net	535,799	398,042
Inventory	1,492,924	1,210,438
Recoverable Income Taxes	45,955	57,077
Prepaid Expenses and Other Current Assets	53,184	119,412
Total current assets	2,195,743	1,823,256

Fixed Assets
Leasehold Improvements	174,385	139,585
Furniture, Fixtures and Equipment	86,341	75,851
Computer Hardware, Software & Peripherals	197,817	173,148
Machinery and Shop Equipment	407,103	325,602
Vehicles	369,451	365,501
Total Fixed Assets	1,235,097	1,079,687
Accumulated Depreciation	(703,815)	(579,356)
Net Fixed Assets	531,282	500,331

Other Assets
Goodwill	253,088	253,088
Total assets	$2,980,112	$ 2,576,675
Liabilities and stockholders' equity

Current Liabilities
Accounts Payable	$290,316	$ 233,814
Accrued Expenses	26,633	19,989
Bank Line of Credit Payable	150,000	25,000
Customer Deposits	36,000	5,000
Total Current Liabilities	502,948	283,803

Long Term Liabilities
Deferred Income Taxes, Net	121,588	117,009
Related Party Payable	-	12,567
Total Long-Term Liabilities	121,588	129,576

Commitment - Note D and G	-	-

Stockholders' equity
Common Stock ($.001 par value, 100,000,000 shares authorized:
12,091,399 shares issued and outstanding at June 30, 2008)	12,091	11,924
Common Stock Not Yet Issued ($.001 par value, 199,600 shares)	200	2
Additional Paid-in-Capital	1,542,057	1,319,317
Retained Earnings	801,228	832,053
Total stockholders' equity	2,355,576	2,163,296

Total liabilities and stockholders' equity	$2,980,112	$ 2,576,675

See notes to consolidated audited financial statements and auditors' report.

Statement of Operations for the years ended June 30, 2008 & 2007

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Income Statements

	As of June 30,:

Revenues and Cost of Sales:	2008	2007
Construction Sales	$4,279,487	$4,262,071
Engineering Sales	230,713	178,878
Gross Sales	4,510,200	4,440,949

Cost of Construction Sales	2,785,633	2,435,115
Cost of Engineering Sales	153,372	131,149
Gross Cost of Sales	2,939,004	2,566,264

Gross Profit	1,571,195	1,874,685

Administrative Expenses:
Advertising	106,965	123,115
Construction/Bidding Data	21,557	19,287
Depreciation	64,443	57,096
Insurance	74,503	90,396
Office Expense	26,053	35,321
Payroll Expense	889,644	771,793
Professional Fees	45,385	38,970
Rent	78,850	78,600
Research and Development	68,267	13,000
Telephone	33,362	38,734
Travel	27,140	33,148
Vehicle Expense	57,716	62,392
Other	152,126	179,859
Total Expenses	1,646,010	1,541,711

Operating Income	(74,814)	332,974

Other Income/Expenses
Loss on Sale of Fixed Assets	5,864	-
Other Income (Expense)	13,148	10,885
Income (Loss) Before Income Taxes	(55,802)	343,859

Income Taxes	24,977	(131,778)

Net Income (Loss)	$(30,825)	$212,081

Net Income Per Common Share
Basic & Fully Diluted	**	$0.02
** Less than $.01
Weighted Average Common
Shares Outstanding	$12,071,725	$11,920,259

See notes to consolidated audited financial statements and auditors' report.

Statement of Cash Flow for the years ended June 30, 2008 & 2007

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Statements of Cash Flows

	For the years ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$(30,825)	$ 212,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141,650	114,992
Provision for deferred income taxes	4,579	9,855
Loss on sale of fixed assets	5,864	-
Common stock issued to employees	172,655	-
(Increase) decrease in operating assets:
Accounts receivable	(137,757)	95,598
Inventory	(282,487)	(227,467)
Prepaid expenses and other current assets	66,228	(35,351)
Recoverable income taxes	11,122	(57,077)
Increase (decrease) in operating liabilities:

Accounts payable and accrued expenses	53,436	2,829
Customer Deposits	31,000	-
Current income taxes payable	-	(61,588)

Net Cash Profided By Operating Activities	35,465	53,872

Cash Flows From Investing Activities:
Expenditures for fixed assets	(168,760)	(153,032)

Net Cash (Used In) Investing Activities	(168,760)	(153,032)

Cash Flows From Financing Activities:
Incurrence of related party payable	(12,567)	12,567
Proceeds from employee stock plan	50,455
Borrowings from bank line of credit	125,000	75,000
Repayment of bank line of credit	-	(50,000)

Net Cash Provided By Financing Activities	162,888	37,567

Net (Decrease) In Cash and Cash Equivilents	29,593	(61,593)

Cash and Cash Equivalents:
Beginning of year	38,287	99,880

End of year	$67,880	$ 38,287

See notes to consolidated audited financial statements and auditors' report.

Statement of Stockholders’ Equity For Years Ended June 30, 2006 - 2008

METWOOD, INC. AND WHOLLY OWNED SUBSIDIARY
Consolidated Statement of Stockholders' Equity

	Common		Common		Additional Paid-In Capital	Retained Earnings
	Shares	Stock	Shares	Stock
			Not Yet Issued
	(000's)	($.001 Par)	(000's)	($.001 Par)

Balances, June 30, 2006	11,905	$11,905	16	$16	$1,319,317	$619,972
Net income (loss) for year	-	-	-	-	-	212,081
Issuance of common stock for services rendered	19	19	-	-	-	-
Issuance of common stock subscribed	-	-	(14)	(14)	-	-
Balances, June 30, 2007	11,924	$11,924	2	$2	$1,319,317	$832,053
Net income (loss) for year	-	-	-	-	-	(30,825)
Common stock subscribed but not yet issued	-	-	198	198	103,152	-
Shares Cancelled	(5)	(5)	-	-	-	-
Issuance of common stock subscribed	172	172	-	-	119,588	-
Balances, June 30, 2008	12,091	$12,091	200	$200	$1,542,057	$801,228

See notes to consolidated audited financial statements and auditors' report.

Notes to Financial Statements

Note A - Summary Of Significant Accounting Policies

Business Activity - Metwood, Inc. (the Company) was organized under the laws of the State of Virginia on April 7, 1993.

Effective June 30, 2000, the Company entered an Agreement and Plan of Reorganization to acquire the majority of the outstanding common stock of a publicly held shell corporation. The acquisition resulted in a tax-free exchange for federal and state income tax purposes. Upon acquisition, the name of the shell corporation was changed to Metwood, Inc. (a Nevada corporation). Metwood, Inc. (a Virginia corporation) became a wholly owned subsidiary of Metwood, Inc. (a Nevada corporation). The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board (APB) Opinion No. 16 wherein the stockholders of Metwood, Inc. (a Virginia corporation) retained the majority of the outstanding common stock of the Company after the merger. The publicly traded shell corporation did not have a material operating history for several years prior to the merger.

Effective January 1, 2002, the Company acquired certain assets of Providence Engineering, PC (Providence), a professional engineering firm with customers in the same proximity as the Company. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company’s common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1 per share. One of the shareholders of Providence was also an officer and existing shareholder of the Company prior to the acquisition. The transaction was accounted for under the purchase method of accounting, and the purchase price was allocated as follows:

In prior years, liabilities assumed at the date of acquisition were identified and paid. The amount of the liabilities paid was $23,088 and has been added to Goodwill.

The consolidated company provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Basis of Presentation — The financial statements include the accounts of Metwood, Inc. (a Nevada corporation) and its wholly owned subsidiary, Metwood, Inc. (a Virginia corporation) prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and bank credit line approximate fair values based on the short-term maturity of these instruments.

Accounts Receivable — The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2008 allowance for doubtful accounts was approximately $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2008and 2007, the bad debt expense was $9,576 and $30,887, respectively.

Fixed Assets – Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of fixed assets is calculated over management prescribed recovery periods that range from three to thirty years.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between un-depreciated cost and the proceeds from disposition is recorded as a gain or loss.

Impairment of Long-Lived Assets:
In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company reviews long-lived assets, such as rental equipment and fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Management’s Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. At June 30, 2008, the significant estimates used by management include the valuation of its goodwill.   Actual results could differ from those estimates.

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

Advertising – The Company expenses advertising costs as incurred. However, certain expenditures are treated as prepaid (such as trade show fees) if they are for goods or services which will not be received until after the end of the accounting period, and they are subsequently recognized as expenses in those periods in which the goods or services are received.

Inventory – Inventory, consisting of metal and wood raw materials located in the Company’s leased premises and is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Patents – The Company has been assigned several key product patents developed by certain Company officers. No value has been recorded in the Company’s financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Research and Development – The Company performs research and development on its metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the years ended June 30, 2008 and 2007, the expenses relating to research and development were $68,267and $13,000, respectively.

Goodwill – In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead, such assets are to be tested for impairment annually or immediately if conditions indicate that such an impairment could exist. Transition to the new rules of SFAS 142 requires the completion of a transitional impairment test of goodwill within the first year of adoption. The Company adopted the provisions of SFAS 142 beginning July 1, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and again as of June 30, 2008 using discounted cash flow estimates and found no goodwill impairment.

Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("SFAS 109"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The Company does not expect application of SFAS No. 156, 157 and 158 to have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not plan to measure any of its existing financial assets or liabilities at fair value under the provisions of SFAS No. 159 and, therefore, does not anticipate any material impact to its results of operations or financial position related to the adoption of this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”).  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141 (R) is effective for, and will be applied by the Company to, business combinations occurring after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”.  SFAS No. 160 requires: (i) non-controlling (minority) interests in subsidiaries to be reported in the same manner as equity, but separate from the parent’s equity, in consolidated financial statements; (ii) net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income; and (iii) any changes in the parent’s ownership interest, while the parent retains the controlling financial interest in its subsidiary, to be accounted for consistently.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not currently have investments in other companies and, therefore, currently does not expect SFAS No. 160 to have a material impact on its financial statements.

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”   SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Compensated Absences:
Company Has Not Accrued a Liability for Compensated Absences Because the Amount Cannot Be Reasonably Estimated

Employees of the Company are entitled to paid vacation and paid sick days depending on job classification, length of service, and other factors. Approximately 100% of the Company’s salaried employees are paid vacation and sick days. It is not practicable for the Company to estimate the amount of compensation for future absences; accordingly, no liability for compensated absences has been recorded in the accompanying financial statements. The Company’s policy is to recognize the costs of compensated absences when actually paid to employees.

Note B – Supplemental Cash Flow Information
Supplemental disclosures of cash flow information for the years ended June 30, 2008 and 2007 are summarized as follows:

Note C – Related Party Transactions
For the years ended June 30, 2008, the Company had sales of $119,100 to a company owned by the CEO, Robert Callahan. For the year ended June 30, 2008, the Company had sales of $36,383 to its shareholder and CEO, Robert Callahan. As of June 30, 2008, the related party receivable with Mr. Callahan and the company he owns was $-0-.

As of June 30, 2007, the Company had a related party payable to Cahas Mountain Properties, Inc. a company owned by Mr. Callahan, for monies advanced.  The balance was paid in full as of June 30, 2008.

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

Note E – Short-Term Borrowings And Credit Arrangements
The Company has available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate, which was 5.0% as of June 30, 2008. The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture and is personally guaranteed by the Company’s CEO. The balance outstanding as of June 30, 2008 was $150,000.

Note F – Equity
During the years ended June 30, 2008 and 2007, the Company issued 172,250 and -0- common shares for the benefit of employees included in the Company’s stock based incentive compensation  During June 30, 2008 the company approved but did not issue an additional 199,600 shares to be issued under the stock based incentive compensation plan The valued at $223,110 and $-0-, respectively. The employee contribution totaled 50,455.  The net cost to the company was $172,655 The common shares were valued at the fair market value of the shares at the time of issuance as determined by a the closing share price in accordance with  FASB 123 (R)

Note G – Sale of Fixed Assets and Related Operating Lease
During the year ended June 30, 2006, the Company entered into a sales and leaseback transaction with a related party. The Company sold its various buildings at its corporate headquarters which house its manufacturing plants, executive offices, and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with this entity whereby the Company is committed to lease back these same properties for $6,200 per month over a ten year term expiring on December 31, 2014. Rent expense charged to operations for the years ended June 30, 2008 and 2007 was $78,850 and $78,600, respectively.

Future minimum rental payments as of June 30, 2008 in the aggregate and for each of the five succeeding years and thereafter are as follows:

Note H – Income Tax
The components of income tax expense for the years ended June 30, 2008 and 2007 consist of:

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company’s income taxes for the years ending June 30, 2007 and 2008 is as follows:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. Deferred tax liabilities at June 30, 2008 were $121,588, net of deferred tax assets of $-0-.   The components of these amounts are as follows:

Note I – Concentrations
There is no single customer or group of related customers from whom the Company derived more than 10% of its accounts receivable as of June 30, 2008. The Company is potentially vulnerable to a concentration-related risk with respect to its metal suppliers, however, since three vendors supply approximately 70% of the metal used in the manufacture of the Company’s products, though these vendors have been used primarily because of their competitive pricing. Several other metal suppliers are available to the Company, but purchasing from them, should that become necessary, would likely result in increased costs.

Note J – Segment Information
The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the years ended June 30, 2007 and 2008 is as follows:

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

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers for the year ending June 30, 2008 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his or her respective positions:

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

Based solely on a review of the forms received covering purchase and sale transactions in our common stock during the fiscal year ended June 30, 2008, we believe that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

The following table sets forth in summary form the compensation received during each of our last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan:

Summary Compensation Table

Fiscal Year	Annual Salary	Bonuses	Other Compen- sation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
	(1)	(2)	(3)	(4)	(5)	(5)
2008	$84,032	14,300	-0-	-0-	-0-	-0-
2007	$143,034	17,750	-0-	-0-	-0-	-0-
2006	$79,000	5,000	-0-	-0-	-0-	-0-

(1)	The dollar value of base salary (cash and non-cash) received, including amounts paid to Carolyn Callahan, wife of Robert M. Callahan.

(2)	The dollar value of bonuses (cash and non-cash) received.

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

Item 11 . Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood’s common stock as of October 14, 2008, based upon 12,091,399 shares outstanding:

Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class
Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	6,034,550	(1)	49.9%
Common	Ronald Shiflett 819 Naff Road Boones Mill, VA 24065	2,151,282	(2)	17.8%

(1)	Includes direct and indirect interests. There are 4,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

(2)   Ronald Shiflett has authorized Robert M. Callahan to have the voting rights for his shares of stock.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of October 14, 2008:

Management Ownership

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class
Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	6,034,550	(1)	49.9%

(1) Includes direct and indirect interests. There are 4,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

* Less than 1%

Ownership of shares by directors and officers of Metwood as a group: 49.9%.

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

On January 3, 2005, we entered into a sales and leaseback transaction with Cahas Mountain Properties, LLC (“Cahas”). Cahas is an LLC that is partially owned by members of the Callahan family which are also officers and directors of us. We sold our various buildings at our corporate headquarters which house our manufacturing plants, executive offices, and other buildings on January 3, 2005 for $600,000 in cash. We simultaneously entered into a commercial lease agreement with this entity whereby we committed to lease back these same properties for $6,200 per month over a ten year term. We paid $78,600 in rent to Cahas during each of fiscal 2008 and fiscal 2007, respectively.

Item 13 . Exhibits and Reports on Form 8-K

(a)	Exhibits

See index to exhibits

(b)	Reports on Form 8-K

None.

Item 14 . Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Lake & Associates, CPA’s, PA and Bongiovanni & Associates, CPA’s for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2008 and 2007, respectively:

	2008	2007
Audit fees	$20,000	$20,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$20,000	$20,000

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

Date: October 14, 2008	/s/ Robert M. Callahan Robert M. Callahan President, CEO and Director
Date: October 14, 2008	/s/ Shawn A. Callahan Shawn A. Callahan Secretary/Treasurer and Director/CFO

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT
3(i)*	Articles of Incorporation
3(ii)*	By-Laws
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Incorporated by reference on Form 8-K, filed February 16, 2000.