Form 10-Q
period 2008-09-30
METWOOD INC
filed 2008-11-18
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to ________

Commission File Number 000-05391

METWOOD, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA 83-0210365
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

819 Naff Road, Boones Mill, VA 24065
(Address of principal executive offices) (Zip code)

(540) 334-4294
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

Indicate by check mark whether the regiatrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Non-accelerated filer [ ]
Accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]

As of November 14, 2008, the number of shares outstanding of the registrant's common stock,
$0.001 par value (the only class of voting stock), was 12,295,899 shares.

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB

PART I - FINANCIAL INFORMATION		Page(s)

Item 1	Financial Statements

	Consolidated Balance Sheet As of September 30, 2008 (Unaudited)	3-4
	and June 30, 2008

	Consolidated Statements of Income (Unaudited) for the Three Months	5
	Ended September 30, 2008 and 2007

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months	6
	Ended September 30, 2008 and 2007

	Notes to Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition	9
	and Results of Operations

Item 4	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	12

Signatures		13

Index to Exhibits		14

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	September 30,	June 30,
	2008	2008
ASSETS

Current Assets
Cash and cash equivalents	$58,262	$67,880
Accounts receivable	415,173	535,799
Inventory	1,474,191	1,492,924
Recoverable income taxes	-	45,955
Prepaid expenses	49,283	53,184

Total current assets	1,996,909	2,195,742

Property and Equipment
Leasehold and land improvements	195,987	174,385
Furniture, fixtures and equipment	94,319	86,341
Computer hardware, software and peripherals	208,521	197,817
Machinery and shop equipment	397,272	407,103
Vehicles	369,451	369,451
	1,265,550	1,235,097
Less accumulated depreciation	(737,950)	(703,815)

Net property and equipment	527,600	531,282

Goodwill	253,088	253,088

TOTAL ASSETS	$2,777,597	$2,980,112

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	September 30,	June 30,
	2008	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$143,692	$316,948
Bank line of credit	-	150,000
Customer deposits	-	36,000
Income taxes	46,831	-

Total current liabilities	190,523	502,948

Long-term Liabilities
Deferred income taxes, net	109,901	121,588

Total long-term liabilities	109,901	121,588

Total liabilities	300,424	624,536

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,295,899 shares issued and outstanding	12,296	12,091
at September 30, 2008
Common stock not yet issued ($.001 par, 2,150 shares)	2	200
Additional paid-in capital	1,542,050	1,542,057
Retained earnings	922,825	801,228

Total stockholders' equity	2,477,173	2,355,576

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,777,597	$2,980,112

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended
	September 30,
	2008	2007
REVENUES

Construction sales	$1,006,111	$1,141,513
Engineering sales	56,236	68,655
Gross sales	1,062,347	1,210,168

Cost of construction sales	478,003	722,397
Cost of engineering sales	50,197	63,348
Gross cost of sales	528,200	785,745

Gross profit	534,147	424,423

ADMINISTRATIVE EXPENSES
Advertising	18,490	20,831
Depreciation	14,615	15,984
Insurance	19,832	21,334
Payroll expenses	165,145	165,594
Professional fees	28,178	27,608
Rent	19,800	19,650
Research and development	4,400	7,576
Travel	6,291	13,794
Vehicle	13,284	13,472
Other	44,616	44,773
Total administrative expenses	334,651	350,616

Operating income	199,496	73,807

Other income	3,214	704

Income before income taxes	202,710	74,511

Income taxes	81,099	19,952

Net income	$121,611	$54,559

Basic and diluted earnings per share	$0.01	**

Weighted average number of shares	12,229,364	11,989,761

**Less than $0.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121,611	$54,559
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	34,135	33,611
Provision for deferred income taxes	(11,687)	17,458
(Increase) decrease in operating assets:
Accounts receivable	125,349	(156,369)
Inventory	18,733	50,689
Recoverable income taxes	45,955	2,494
Other operating assets	(822)	39,382
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(209,270)	41,539
Current income taxes payable	46,831	-
Net cash from operating activities	170,835	83,363

CASH FLOWS USED FOR INVESTING ACTIVITIES
Net expenditures for fixed assets	(30,453)	(104,024)
Net cash used for investing activities	(30,453)	(104,024)

CASH FLOWS (USED FOR) FROM FINANCING ACTIVITIES
Decrease in credit line	(150,000)	-
Proceeds from issuance of common stock	-	26,614
Purchase of treasury stock	-	(1,800)
Net cash (used for) from financing activities	(150,000)	24,814

Net (decrease) increase in cash	(9,618)	4,153

Cash, beginning of the year	67,880	38,287

Cash, end of the period	$58,262	$42,440

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009.

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

Accounts Receivable  - The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition.  The Company performs ongoing credit evaluations of its customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At September 30, 2008, the allowance for doubtful accounts was $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible.  For the three months ended September 30, 2008 recovery of bad debts was $520 and for the period ended September 30, 2007, the amount of bad debts charged off was $2,554.

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

Goodwill - The Company accounts for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. The Company performed its required annual goodwill impairment test as of June 30, 2008 using discounted cash flow estimates and found that there was no impairment of goodwill.

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

Research and Development - The Company performs research and development on its metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  Research and development costs for the three months ended September 30, 2008 and 2007 were $4,400 and $7,576, respectively.

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

Recent Accounting Pronouncements - In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133," ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  This standard becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As SFAS 161 only requires enhanced disclosures, this standard will have no impact of the Company's financial statements.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

NOTE 2 - EARNINGS PER SHARE

Net income and earnings per share for the three months ending September 30, 2008 and 2007 are as follows:

	For the Three Months Ended
	September 30,
	2008	2007
Net income	$121,611	$54,559
Income per share - basic and fully diluted	$0.01	$	**
Weighted average number of shares	12,229,364	11,989,761

**Less than $0.01

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ending September 30, 2008 and 2007 are summarized as follows:

	For the Three Months Ended
	September 30,
	2008	2007
Cash paid for:
Income taxes	$--	$--
Interest	$444	$356

NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three months ended September, 2008 and 2007. For the three months ended September 30, 2008 and 2007, the Company had sales of $14,046 and $31,037, respectively, to the company referred to above.

NOTE 5 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at September 30, 2008 was $-0-.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three months ended September 30, 2008 and 2007, as excerpted from internal management reports, is as follows:

	For the Three Months Ended
	September 30,
Construction:	2008	2007
Sales	$1,006,111	$1,141,513
Intersegment expenses	(15,409)	(14,512)
Cost of sales	(478,003)	(722,397)
Corporate and other expenses	(399,364)	(353,865)
Segment income	$113,335	$50,739

Engineering:
Sales	$56,236	$68,655
Intersegment revenues	15,409	14,512
Cost of sales	(50,197)	(63,348)
Corporate and other expenses	(13,172)	(15,999)
Segment income (loss)	$8,276	$3,820

NOTE 7 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,550. The lease expires on December 31, 2014. For the three months ended September 30, 2008 and 2007, we recognized rental expense for these spaces of $19,800 and $19,650, respectively.

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

Number of Total Employees and Number of Full-Time Employees

The Company had thirty employees at September 30, 2008, twenty-nine of whom were full time.

Results of Operations

Net Income

The Company had net income of $121,611 for the three months ended September 30, 2008, versus $54,559 for the three months ended September 30, 2007, an increase of $67,052.  The increase in net income for the three months ended September 30, 2008 compared to 2007 was attributable primarily to lower materials costs in the construction area as a percentage of gross sales (64% in 2007 versus 49% in 2008).  Construction area sales decreased 12% comparing 2008 to 2007, but that decrease was offset by the lowered costs of goods sold.   Some savings also occurred in insurance cost decreases (new carrier and better workers compensation experience ratings); lower repairs and maintenance expense; and payroll cost decreases.  Less job installs cut down on the amount of overtime required, and some exployees volunteered to take time off.

Sales

Revenues were $1,062,347for the three months ended September 30, 2008 compared to $1,210,168 for the same period in 2007, a decrease of $147,821, or 12%.  The sales decline for the three-month period in 2008 versus 2007 reflects a general downtown in the building industry.  Although the Company has sold product in over twenty-five states since July 2007, our local market is down 20%. Nonetheless, truss sales have increased over 2007, and the commercial market has overcome some of the residential downturn.  The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gauge steel truss system, begun in March 2008.

Expenses

Total administrative expenses were $334,651 for the three months ended September 30, 2008, versus $350,616 for the three months ended September 30, 2007, a decrease of $15,965 (5%).  For the three months ended September 30, 2008 versus 2007, insurance costs declined 12%; office expense decreased 51%; and travel costs declined 54% due to elimination of shows; however, the savings in these areas was partially offset by increases in internet costs, repairs and maintenance, and other expenses.

Liquidity and Capital Reserves

On September 30, 2008, the Company had cash of $58,262 and working capital of $1,806,386.  Net cash provided by operating activities was $170,835 for the three months ended September, 2008 compared to $83,363 for the three months ended September 30, 2007.  The higher provision of cash from operating activities in the current year resulted primarily from the decrease in accounts receivable partially offset by a paydown of accounts payable.

Cash used in investing activities was $30,453 for the three months ended September 30, 2008, compared to cash used of $104,024 during the same period in the prior year.  Cash flows used in investing activities for the current period were for shop equipment $452); computers and peripherals and furniture and fixtures ($8,400); and leasehold and land improvements ($21,601).

Cash used in financing activities was $150,000 for the three months ended September 30, 2008 compared to cash provided of $24,814 for the period ended September 30, 2007.  The cash used in 2008 was to pay off the Company's credit line balance.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. As we grow geographically and with new product offerings, we continue to create new processes and controls as well as improve our existing environment to increase efficiencies. Improvements may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2008 /s/ Robert M. Callahan
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