Form 10-Q
period 2008-12-31
METWOOD INC
filed 2009-02-25
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

As of February 24, 2009, the number of shares outstanding of the registrant's common stock,
$0.001 par value (the only class of voting stock), was 12,295,899 shares.

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB

PART I - FINANCIAL INFORMATION		Page(s)

Item 1	Financial Statements

	Consolidated Balance Sheet As of December 31, 2008 (Unaudited)	3-4
	and June 30, 2008

	Consolidated Statements of Income (Unaudited) for the Three and Six Months	5
	Ended December 31, 2008 and 2007

	Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months	6
	Ended December 31, 2008 and 2007

	Notes to Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition	8
	and Results of Operations

Item 4	Controls and Procedures	9

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	10

Signatures		11

Index to Exhibits		12

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	December 31,	June 30,
	2008	2008
ASSETS

Current Assets
Cash and cash equivalents	$43,212	$67,880
Accounts receivable	462,822	535,799
Inventory	1,490,336	1,492,924
Recoverable income taxes	3,868	45,955
Prepaid expenses	77,089	53,184

Total current assets	2,077,327	2,195,742

Property and Equipment
Leasehold and land improvements	208,233	174,385
Furniture, fixtures and equipment	94,319	86,341
Computer hardware, software and peripherals	198,238	197,817
Machinery and shop equipment	407,555	407,103
Vehicles	387,651	369,451
	1,295,996	1,235,097
Less accumulated depreciation	(772,631)	(703,815)

Net property and equipment	523,365	531,282

Goodwill	253,088	253,088

TOTAL ASSETS	$2,853,780	$2,980,112

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	December 31,	June 30,
	2008	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$254,361	$316,948
Bank line of credit	-	150,000
Customer deposits	-	36,000

Total current liabilities	254,361	502,948

Long-term Liabilities
Deferred income taxes, net	135,102	121,588

Total long-term liabilities	135,102	121,588

Total liabilities	389,463	624,536

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,295,899 shares issued and outstanding	12,296	12,091
at December 31, 2008
Common stock not yet issued ($.001 par, 2,150 shares)	2,162	200
Additional paid-in capital	1,542,050	1,542,057
Retained earnings	907,809	801,228

Total stockholders' equity	2,464,317	2,355,576

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,853,780	$2,980,112

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
REVENUES

Construction sales	$788,428	$1,121,774	$1,794,539	$2,263,288
Engineering sales	78,632	68,796	134,868	137,451
Gross sales	867,060	1,190,570	1,929,407	2,400,739

Cost of construction sales	533,417	728,851	1,011,420	1,451,249
Cost of engineering sales	44,637	57,733	94,834	121,081
Gross cost of sales	578,054	786,584	1,106,254	1,572,330

Gross profit	289,006	403,986	823,153	828,409

ADMINISTRATIVE EXPENSES
Advertising	24,407	26,699	42,897	47,530
Depreciation	15,713	16,290	30,329	32,274
Insurance	18,274	16,925	38,106	38,259
Payroll expenses	157,664	168,190	322,810	333,784
Professional fees	5,855	5,905	34,032	33,513
Rent	19,800	19,650	39,600	39,300
Research and development	22,115	-	26,515	7,576
Travel	4,669	3,070	10,960	16,864
Vehicle	12,762	14,249	26,045	27,721
Other	60,050	70,142	104,667	114,915
Total administrative expenses	341,309	341,120	675,961	691,736

Operating income (loss)	(52,303)	62,866	147,192	136,673

Other income	11,789	6,021	14,990	6,725

Income (loss) before income taxes	(40,514)	68,887	162,182	143,398

Income taxes (benefit)	(25,498)	28,105	55,601	48,057

Net income	$(15,016)	$40,782	$106,581	$95,341

Basic and diluted earnings per share	**	**	$0.01	$0.01

Weighted average number of shares	12,295,899	12,114,769	12,261,678	12,052,265

**Less than $0.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2008	2007
OPERATIONS
Net income	$106,581	$95,341
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	68,817	67,441
Provision for deferred income taxes	13,514	11,308
Common stock subscribed not yet issued	1,960	0
(Increase) decrease in operating assets:
Accounts receivable	72,978	(60,673)
Inventory	2,588	(6,125)
Recoverable income taxes	42,087	57,077
Other operating assets	(23,905)	56,650
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(98,590)	(4,038)
Current income taxes payable	-	20,350
Net cash from operating activities	186,030	237,331

INVESTING
Net expenditures for fixed assets	(60,899)	(106,095)
Net cash used for investing activities	(60,899)	(106,095)

FINANCING
Decrease in credit line	(150,000)	(25,000)
Proceeds from issuance of common stock	201	26,614
Purchase of treasury stock	-	(1,800)
Net cash (used for) from financing activities	(149,799)	(186)

Net (decrease) increase in cash	(24,668)	131,050

Cash, beginning of the year	67,880	38,287

Cash, end of the period	$43,212	$169,337

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009.

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

Accounts Receivable  - The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition.  The Company performs ongoing credit evaluations of its customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At December 31, 2008, the allowance for doubtful accounts was $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible.  For the three months ended December 31, 2008 and 2007, the amount of bad debts charged off was $-0- and $4,181, respectively.  For the six months ended December 31, 2008, the amount of bad debts recovered was $520, and for the period ended December 31, 2007, the amount of bad debts charged off was $4,181.

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

Research and Development - The Company performs research and development on its metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  Research and development costs for the three months ended December 31, 2008 and 2007 were $22,115 and $-0-, respectively.  For the six months ended December 31 2008 and 2007, the expenses relating to research and development were $26,515 and $7,576, respectively.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51," which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The application of SFAS No. 160 will have no effect on the Company's financial position, results of operations or cash flows.

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

NOTE 2 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ending December 31, 2008 and 2007 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$(15,016)	$40,782	$106,581	$95,341
Income per share - basic and fully diluted	$ **	$ **	$0.01	$ **
Weighted average number of shares	12,295,899	12,114,769	12,261,678	12,052,265

**Less than $0.01

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and six months ending December 31, 2008 and 2007 are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Cash paid for:
Income taxes	$--	$--	$--	$--
Interest	$--	$--	$472	$356

NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three and six months ended December 31, 2008 and 2007. For the three months ended December 31, 2008 and 2007, the Company had sales of $1,832 and $52,179, respectively, to the company referred to above. For the six months ended December 31, 2008 and 2006, sales were $15,878 and $83,216, respectively. As of December 31, 2008, the related receivables outstanding were $2,439. See also Note 7.

NOTE 5 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at December 31, 2008 was $-0-.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and six months ended December 31, 2008 and 2007, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Construction:	2008	2007	2008	2007
Sales	$788,428	$1,121,774	$1,794,539	$2,263,288
Intersegment expenses	(12,351)	(22,102)	(27,760)	(36,614)
Cost of sales	(533,417)	(728,851)	(1,011,420)	(1,451,249)
Corporate and other expenses	(279,455)	(341,088)	(678,819)	(694,953)
Segment income	$(36,795)	$29,733	$76,540	$80,472

Engineering:
Sales	$78,632	$68,796	$134,868	$137,451
Intersegment revenues	12,351	22,102	27,760	36,614
Cost of sales	(44,637)	(57,733)	(94,834)	(121,081)
Corporate and other expenses	(24,567)	(22,116)	(37,753)	(38,115)
Segment income (loss)	$21,779	$11,049	$30,041	$14,869

NOTE 7 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,600. The lease expires on December 31, 2014. For the three and six months ended December 31, 2008 and 2007, we recognized rental expense for these spaces of $19,800, $39,600, $19,650, and $39,300, respectively.

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

Number of Total Employees and Number of Full-Time Employees

The Company had thirty employees at December 31, 2008, twenty-nine of whom were full time.

Results of Operations

Net Income

The Company had a net loss of $15,016 for the three months ended December 31, 2008, versus net income of $40,782 for the three months ended December 31, 2007, a decrease of $55,798.  The decrease in net income for the three months ended December 31, 2008 compared to 2007 was attributable to a general downturn in the economy, in particular, as it affects the Company, the building industry.  Construction area sales decreased 30% comparing 2008 to 2007, and as a percentage of sales, costs of goods sold increased 3% comparing 2008 to 2007.   Payroll expenses decreased for the three months ended December 31, 2008 compared to 2007 due to the decreased demand for the Company's products.  Less job installs cut down on the amount of overtime required, and some exployees volunteered to take time off.  Research and development costs for the three months ended December 31, 2008  compared  to the  same period in  2007  went from  $-0- to  $22,115,  further  diminishing the bottom line.

For the six months ended December 31, 2008 and 2007, net income decreased $468,749, or 21%. On the other hand, engineering gross profit increased both for the three and six months ended December 31, 2008 compared to 2007 (200% and 145%, respectively), while administrative expenses remained relatively constant for the three and six months period.  Nevertheless, engineering net income contributions were not enough to overcome the loss in the construction segment of the Company.

Sales

Revenues were $867,060 for the three months ended December 31, 2008 compared to $1,190,570 for the same period in 2007, a decrease of $323,510, or 27%.  For the six-month periods ended December 31, 2008 and 2007, sales were $1,929,407 and $2,400,739, respectively, a decrease of $471,332 (20%).  The sales decline for the three and six-month periods in 2008 versus 2007 reflects a general downtown in the building industry.  Although the Company has sold product in over twenty-five states since July 2007, our local market is down 20%. Nonetheless, truss sales have increased over 2007, and the commercial market has overcome some of the residential downturn.  The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gauge steel truss system, begun in March 2008.

Expenses

Total administrative expenses were $341,309 for the three months ended December 31, 2008, versus $341,120 for the three months ended December 31, 2007, a slight increase of $189.  For the six months ended December 31, 2008, administrative expenses were $675,961 compared to $691,736 for the six months ended December 31, 2007.  The biggest decline in both the three and six-month periods occurred in payroll expenses, travel and other costs.  In the six-month period ended December 31, 2008 compared to 2007, those decreased expenses were offset somewhat by a jump in research and development costs.

Liquidity and Capital Reserves

On December 31, 2008, the Company had cash of $43,212 and working capital of $1,822,966.  Net cash provided by operating activities was $186,030 for the six months ended December 31, 2008 compared to $237,331 for the six months ended December 31, 2007.  The lower provision of cash from operating activities in the current year resulted primarily from the decrease in accounts payable and accrued expenses partially offset by a decrease in accounts receivable.

Cash used in investing activities was $60,899 for the six months ended December 31, 2008, compared to cash used of $106,095 during the same period in the prior year.  Cash flows used in investing activities for the current period were for shop equipment $452); computers and peripherals and furniture and fixtures ($8,400); and leasehold and land improvements ($33,847), and vehicles ($18,200).

Cash used in financing activities was $149,799 for the six months ended December 31, 2008 compared to cash used of $186 for the period ended December 31, 2007.  The cash used in 2008 was to pay off the Company's credit line balance ($150,000) offset by proceeds from the issuance of common stock ($201).

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2009 /s/ Robert M. Callahan
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