Form 10-Q
period 2009-03-31
METWOOD INC
filed 2009-05-12
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

As of May 12, 2009, the number of shares outstanding of the registrant's common stock,
$0.001 par value (the only class of voting stock), was 12,231,797 shares.

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB

PART I - FINANCIAL INFORMATION		Page(s)

Item 1	Financial Statements

Consolidated Balance Sheet As of March 31, 2009 (Unaudited) and June 30, 2008		1-2

Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended March 31, 2009 and 2008		3

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended March 31, 2009 and 2008		4

Notes to Consolidated Financial Statements		5-10

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 4	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	17

Signatures		17

Index to Exhibits		18

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	June 30,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$107,902	$67,880
Accounts receivable	260,157	535,799
Inventory	1,248,444	1,492,924
Recoverable income taxes	97,718	45,955
Prepaid expenses	52,550	53,184

Total current assets	1,766,771	2,195,742

Property and Equipment
Leasehold and land improvements	208,233	174,385
Furniture, fixtures and equipment	101,319	86,341
Computer hardware, software and peripherals	198,238	197,817
Machinery and shop equipment	409,732	407,103
Vehicles	375,156	369,451
	1,292,678	1,235,097
Less accumulated depreciation	(801,402)	(703,815)

Net property and equipment	491,276	531,282

Goodwill	253,088	253,088

TOTAL ASSETS	$2,511,135	$2,980,112

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	March 31,	June 30,
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$61,276	$316,948
Bank line of credit	50,000	150,000
Customer deposits	-	36,000

Total current liabilities	111,276	502,948

Long-term Liabilities
Deferred income taxes, net	111,361	121,588

Total long-term liabilities	111,361	121,588

Total liabilities	222,637	624,536

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding At March 31, 2009	12,232	12,091
Common stock not yet issued ($.001 par, 8,150 shares)	8	200
Additional paid-in capital	1,544,268	1,542,057
Retained earnings	731,990	801,228

Total stockholders' equity	2,288,498	2,355,576

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,511,135	$2,980,112

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2009	2008			2009	2008
REVENUES

Construction sales	$495,747		$966,826		$2,289,911	$3,230,114
Engineering sales	44,842		55,847		179,710	193,298
Gross sales	540,589		1,022,673		2,469,621	3,423,412

Cost of construction sales	454,777		556,340		1,466,197	2,007,589
Cost of engineering sales	41,934		57,484		136,768	178,565
Gross cost of sales	496,711		613,824		1,602,965	2,186,154

Gross profit	43,878		408,849		866,656	1,237,258

ADMINISTRATIVE EXPENSES
Advertising	38,701		39,486		81,598	87,016
Bad Debts	30,095		2,554		29,575	6,735
Depreciation	15,818		15,915		46,147	48,189
Insurance	19,755		17,421		57,861	55,680
Payroll expenses	158,637		166,045		484,447	499,830
Professional fees	8,538		8,148		42,570	41,660
Rent	19,800		19,750		59,400	59,050
Research and development	7,075		11,615		33,590	19,191
Travel	2,548		3,356		13,508	20,220
Vehicle	9,372		11,851		35,418	39,572
Other	32,961		62,155		134,641	172,889
Total administrative expenses	343,300		358,296		1,018,755	1,050,032

Operating income (loss)	(299,422)		50,553		(152,099)	187,226

Other income	5,881		11,075		20,871	17,800

Income (loss) before income taxes	(293,541)		61,628		(131,228)	205,026

Income taxes (benefit)	(117,591)		21,860		(61,990)	69,917

Net income (loss) from operations	$(175,950)		$39,768		$(69,238)	$135,109

Basic and diluted earnings (deficit) per share	$(0.01)	$		**	$(0.01)	$0.01

Weighted average number of shares	12,277,381		12,091,399		12,266,836	12,065,215

**Less than $0.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2009	2008
OPERATIONS
Net income (loss)	$(69,238)	$135,109
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	97,587	88,590
Provision for (reversal of) deferred income taxes	(10,227)	10,559
(Increase) decrease in operating assets:
Accounts receivable	284,616	10,299
Inventory	244,480	(194,390)
Recoverable income taxes	(51,763)	57,077
Other operating assets	(8,340)	67,200
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(291,673)	(8,090)
Current income taxes payable	-	42,959
Net cash from operating activities	195,442	209,313

INVESTING
Capital expenditures	(70,076)	(133,249)
Proceeds from disposal of assets	12,495	21,850
Net cash used for investing activities	(57,581)	(111,399)

FINANCING
Decrease in credit line	(100,000)	(25,000)
Proceeds from issuance of common stock	2,161	26,614
Purchase of treasury stock	-	(1,800)
Net cash used for financing activities	(97,839)	(186)

Net increase in cash	40,022	97,728

Cash, beginning of the year	67,880	38,287

Cash, end of the period	$107,902	$136,015

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009.

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

Accounts Receivable  - The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition.  The Company performs ongoing credit evaluations of its customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At March 31, 2009, the allowance for doubtful accounts was $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible.  For the three months ended March 31, 2009 and 2008, the amount of bad debts charged off was $30,095 and $2,554, respectively.  For the nine months ended March 31, 2009, the amount of bad debts charged off was $29,575, and for the nine months ended March 31, 2008, the amount of bad debts charged off was $6,735.

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

Research and Development - The Company performs research and development on its metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  Research and development costs for the three months ended March 31, 2009 and 2008 were $7,075 and $11,615, respectively.  For the nine months ended March 31, 2009 and 2008, the expenses relating to research and development were $33,590 and $19,191, respectively.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

In April 2009, the FASB issued three FASB Staff Positions ("FSP") that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 and FSP 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.   FSP 107-1  and APB 28-1  expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to interim periods. All three FSPs are effective for the Company beginning July 1, 2009. The Company is currently assessing the potential impact that the adoption of FSP 157-4 and FSP 115-2 and FSP 124-2 may have on its consolidated financial statements. The Company does not currently believe that these standards will have a material impact on the Company’s consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and nine months ending March 31, 2009 and 2008 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss)	$ (175,950)	$ 39,768	$ (69,238)	$ 128,374
Income per share - basic and fully diluted	$ (0.01)	$ **	$ (0.01)	$ 0.01
Weighted average number of shares	12,277,381	12,091,399	12,266,836	12,065,215

**Less than $0.01

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ending March 31, 2009 and 2008 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Cash paid for:
Income taxes	$ --	$ --	$ --	$ --
Interest	$ 779	$ --	$ 1,251	$ 2,073

NOTE 4 - RELATED-PARTY TRANSACTIONS

From time to time, the Company contracts with a company related through common ownership for building and grounds-related maintenance services.  There were no fees paid to the related company for the three and nine months ended March 31, 2009 and 2008.  For the three months ended March 31, 2009 and 2008, the Company had sales of $6,252 and $5,915, respectively, to the company referred to above. For the nine months ended March 31, 2009 and 2008, sales were $22,130 and $89,948, respectively.  As of March 31, 2009, the related receivables outstanding were $6,310.  See also Note 7.

NOTE 5 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at March 31, 2009 was $50,000.

NOTE 6 - SEGMENT INFORMATION

The Company operates in two principal business segments: (1) construction-related products and (2) engineering services.  Performance of each segment is evaluated based on profit or loss from operations before income taxes.  These reportable segments are strategic business units that offer different products and services.  Summarized revenue and expense information by segment for the three and nine months ended March 31, 2009 and 2008, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Construction:	2009	2008	2009	2008
Sales	$ 495,747	$ 966,826	$ 2,289,911	$ 3,230,114
Intersegment expenses	(9,000)	(17,484)	(36,760)	(54,098)
Cost of sales	(454,777)	(556,340)	(1,466,197)	(2,007,589)
Corporate and other expenses	(205,163)	(360,520)	(883,607)	(1,055,474)
Segment income	$ (173,193)	$ 32,482	$ (96,653)	$ 112,953

Engineering:
Sales	$ 44,842	$ 55,847	$ 179,710	$ 193,298
Intersegment revenues	9,000	17,484	36,760	54,098
Cost of sales	(41,934)	(57,484)	(136,768)	(178,565)
Corporate and other expenses	(14,665)	(8,561)	(52,287)	(46,675)
Segment income (loss)	$ (2,757)	$ 7,286	$ 27,415	$ 22,156

NOTE 7 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership.  The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,600.  The lease expires on December 31, 2014. For the three and nine months ended March 31, 2009 and 2008, we recognized rental expense for these spaces of $19,800, $59,400, $19,750, and $59,050, respectively.

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

Patents

The Company has nine U.S. Patents:

     U.S. Patent Nos. 5,519,977 and 7,347,031, "Joist Reinforcing Bracket," a bracket that reinforces wooden joists with a hole for the passage of a utility conduit.  The Company refers to this as its floor joist patch kit.

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

Need for Government Approval of Principal Products

The Company's products must either be sold with an engineer's seal or applicable building code approval.  Once that approval is obtained, the products can be used in all fifty states.  The Company's Floor Joist Reinforcer received Bureau Officials Code Association ("BOCA") approval in April 2001.  Currently, the Company's chief engineer has obtained professional licensure in several states which permit products not building code approved to be sold and used with his seal.   The Company expects his licensure in a growing number of states to greatly assist in the uniform acceptability of its products as it expands to new markets.  The Company works with other engineers to seal products in all fifty states.

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

Number of Total Employees and Number of Full-Time Employees

The Company had thirty employees at March 31, 2009, twenty-nine of whom were full time.

Results of Operations

Net Loss
The Company had a net loss of $175,950 for the three months ended March 31, 2009, versus net income of $39,768 for the three months ended March 31, 2008, a decrease of $215,718.  The decrease in net income for the three months ended March 31, 2009 compared to 2008 was attributable to a general downturn in the economy, in particular, as it affects the Company, the building industry.  Construction area sales decreased 49% comparing 2009 to 2008, and as a percentage of sales, costs of goods sold increased 35% comparing 2009 to 2008.  Engineering sales decreased 20% comparing 2009 to 2008, further contributing to the net loss for the quarter. Administrative expenses decreased 4% comparing the three months ended March 31, 2009 to the same period in 2008.  However, this slight decrease did not offset the Company's 89% decline in gross profit in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

Management is currently discussing the possibility of taking the Company private as a means of rasing capital, improving the bottom line, and removing the high compliance costs incurred as a public company.  The present economic environment may make privatization the best option as the Company goes forward.

Sales

Revenues were $540,589 for the three months ended March 31, 2009 compared to $1,022,673 for the same period in 2008, a decrease of $482,084, or 47%.  For the nine-month periods ended March 31, 2009 and 2008, sales were $2,469,621 and $3,423,412, respectively, a decrease of $953,791 (28%).  The sales decline for the three and nine-month periods in 2009 versus 2008 reflects a general downtown in the building industry.  Although the Company has sold product in over twenty-five states since July 2007, our local market is down more than 50%. Nonetheless, truss sales have increased over 2008, and the commercial market has overcome some of the residential downturn.  The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gauge steel truss system, begun in March 2008.

Expenses

Total administrative expenses were $343,300 for the three months ended March 31, 2009, versus $358,296 for the three months ended March 31, 2008, a decrease of $14,996.  For the nine months ended March 31, 2009, administrative expenses were $1,018,755 compared to $1,056,767 for the nine months ended March 31, 2008.  The biggest decline in both the three and nine-month periods occurred in payroll expenses and other costs.  In the nine-month period ended March 31, 2009 compared to 2008, those decreased expenses were offset somewhat by a jump in research and development costs.

Liquidity and Capital Reserves

On March 31, 2009, the Company had cash of $107,902 and working capital of $1,655,495.  Net cash provided by operating activities was $197,402 for the nine months ended March 31, 2009 compared to $209,313 for the nine months ended March 31, 2008.  The lower provision of cash from operating activities in the current year resulted primarily from the decrease in accounts payable and accrued expenses partially offset by a decrease in accounts receivable.

Cash used in investing activities was $57,581 for the nine months ended March 31, 2009, compared to cash used of $111,399 during the same period in the prior year.  Cash flows used in investing activities for the current period were for shop equipment $2,629); computers and peripherals and furniture and fixtures ($15,400); and leasehold and land improvements ($33,847), and vehicles ($18,200 less disposals of $12,495)).

Cash used in financing activities was $99,799 for the nine months ended March 31, 2009 compared to cash used of $186 for the period ended March 31, 2008.  The cash used in 2009 was to pay off the Company's credit line balance ($100,000) offset by proceeds from the issuance of common stock ($201).

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

Date: May 12, 2009 /s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: May 12, 2009 /s/ Shawn A. Callahan
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