Form 10-K
period 2009-06-30
METWOOD INC
filed 2009-09-28
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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
$0.001 Par Value Common Voting Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,”
and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of December 31, 2008, the aggregate market value of the 12,295,899 common shares outstanding (based upon the average of the bid price ($.23) reported on the Pink Sheets OTC Market) held by non-affiliates was $2,828,057.

As of September 24, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value
(the only class of voting stock), was 12,231,797 shares.

METWOOD, INC. AND SUBSIDIARY
FORM 10-K

		Page

	PART I

Item 1	Description of Business ....................................................................................................	3
Item 1A	Risk Factors ...................................................................................................	4
Item 2	Properties ........................................................................................................................	5
Item 3	Legal Proceedings ......................................................................................................................	5
Item 4	Submission of Matters to a Vote of Security Holders ..................................................................................	5

	PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters	5
	and Issuer Purchases of Equity Securities .............................................................
Item 7	Management's Discussion and Analysis or Plan of Operation ..........................................................	5
Item 8	Financial Statements and Supplementary Data ..........................................................................	7
Item 9	Changes in and Disagreements with Accountants on Accounting and	14
	Financial Disclosure .........................................................................................
Item 9A	Controls and Procedures ..................................................................................................................	14
Item 9A(T)	Controls and Procedures ..................................................................................................................	15
Item 9B	Other Information ..................................................................................................................	15

	PART III

Item 10	Directors, Executive Officers and Corporate Governance ....................................................................................	15
Item 11	Executive Compensation ...................................................................................................................	16
Item 12	Security Ownership of Certain Beneficial Owners and Management	16
	and Related Stockholder Matters ......................................................................
Item 13	Certain Relationships and Related Transactions, and Director	17
	Independence ..................................................................................................
Item 14	Principal Accounting Fees and Services .......................................................................................	17

	PART IV

Item 15	Exhibits and Financial Statement Schedules .................................................................	17

Signatures ..................................................................................................................................		17

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management.  Statements that are not historical in nature and which include such words as "anticipate," "estimate," "should," "expect," believe," "intend," and similar expressions are intended to identify forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

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

Prior to 1990, the company was engaged in the business of exploring for and producing oil and gas in the Rocky Mountain and mid-continental areas of the United States.  The company liquidated substantially all of its assets in 1990 and was dormant until June 30, 2000, when it acquired, in a stock-for-stock, tax-free exchange, all of the outstanding common stock of a privately held Virginia corporation, Metwood, Inc. ("Metwood"), which was incorporated in 1993.  See Form 8-K and attached exhibits filed August 11, 2000.  Metwood has been in the metal and metal/wood construction materials manufacturing business since 1992.  Following the acquisition, the company approved a name change from EMC Energies, Inc. to Metwood, Inc.

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood, paying $60,000 in cash and issuing 290,000 Metwood common shares to the two Providence shareholders (one of whom was also an officer and existing shareholder of Metwood prior to the acquisition).  These shares were valued at the closing quoted stock price of $1.00 per share at the effective date of the purchase.  On October 15, 2002, $15,000 additional cash was paid to one shareholder in exchange for the shareholder's surrender of 15,000 shares of Metwood stock, and $50,000 was paid to that shareholder in two installments of $25,000 each (on January 15 and April 15, 2004) for 275,000 shares.  All of the originally issued 290,000 shares of Metwood stock were thus repurchased.  The initial purchase transaction was accounted for under the purchase method of accounting.

The consolidated company ("the Company," "We," "Us," "Our") provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises.

Principal Products or Services and Markets

Metwood - Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads.  Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a "stick-built" construction method where components are laid out and assembled with nails and screws.  The Company's founders, Robert Callahan and Ronald Shiflett, saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

Our primary products and services are:

· Girders and headers
· Floor joists
· Floor joist reinforcers
· Roof and floor trusses and rafters
· Metal framing
· Square structural columns
· Garage, deck and porch concrete pourover systems
· Garage and post-and-beam buildings
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

Providence - Extensively involved in ongoing product research and development for Metwood, Providence also offers its customers civil engineering capabilities which include rezoning and special use submissions; erosion and sediment control and storm-water management design; residential, commercial, and religious facility site development design; and utility design, including water, sewer and onsite treatment systems.  Providence's staff is familiar with construction practices and has been actively involved in construction administration and inspection on multiple projects.

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

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina.  Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company's products as an additional sales force.  We are an authorized vendor for Lowe's, Home Depot, 84 Lumber, Stock Building Supply, ProBuild, and many more.  We have several stocking dealers of our square columns and reinforcing products.  We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships,  we typically  have a dealer to use.  We are in discussions with national dealers who are interested in marketing the Company's products and expect to announce affiliations with these companies in the near future.  Metwood  intends to continue expanding the wholesale marketing of its unique products to retailers, to increase to retailers, to increase dealer sales, and to license the Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South.

Status of Publicly Announced New Products or Services

The Company has applied for four additional patents. More information will be provided once further research and development are performed.

Seasonality of Market

Our sales are subject to seasonal impacts, as our products are used in residential and commercial construction projects which tend to be at peak levels in Virginia and North Carolina between the months of March and October.  Accordingly, our sales are greater in our fourth and first fiscal quarters.  We build an inventory of our products throughout the winter and spring to support our sales season.  Due to the seasonality of our local market, we are continuing our efforts to expand into markets that are not so seasonally impacted.  We have shipped projects to Florida, Georgia, South Carolina, Arizona, Washington, and more.  These markets have some seasonality, but increased exposure in these markets will help maintain stronger sales year round.

Competition

Nationally, there are over one hundred manufacturers of the types of products produced by the Company.  However, the majority of these manufacturers are using wood-only products or products without metal reinforcement.  Metwood has identified only one other manufacturer in the United States that manufactures a wood-metal floor truss similar to ours.  However, we have often found that our products are the only ones that will work within many customers' design specs.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers.  The light-gage metal used by the Company is supplied primarily by Dietrich Industries, Marino-Ware, Telling Industries, Wheeling Corrugating, and Consolidated Systems, Inc.  Our main sources of lumber are BlueLinx, Lowe's, 84 Lumber Company and Smith Mountain Building Supply.  Gerdau Amersteel, Descosteel and Adelphia Metals provide the majority of our rebar.  Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability.  We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our buyers.

Dependence on One or a Few Major Customers

For the fiscal year ending June 30, 2009, sales to Architecture-Planning & Development and Probuild East, LLC each accounted for approximately 10% of total sales; no other customer accounted for more than 7% of sales.  In fiscal year ending June 30, 2008, sales to Probuild East, LLC accounted for approximately 12% of total sales, and 84 Lumber accounted for approximately 10% of total sales; no other customer accounted for more than 6% of sales.

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

     U.S. Patent No. 5,921,053, "Internally Reinforced Girder with Pierceable Nonmetal Components," a girder that includes a pair of "c"-shaped members secured together so as to form a hollow box which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples.

U.S. Patent Nos. D472,791S; D472,792S; D472,793S; and D477,210S, all modifications of Metwood's Joist Reinforcing Bracket, which will be used for repairs of wood I-joists.

Each of the above-mentioned patents was originally issued to the inventors and Company founders, Robert Callahan and Ronald B. Shiflett, who licensed these patents to us.

Need for Government Approval of Principal Products

Our products must either be sold with an engineer's seal or applicable building code approval.  The Company's chief engineer has obtained professional licensure in several states, which permits products not building code approved to be sold and used with his seal.   We expect his licensure in a growing number of states to greatly assist in the uniform acceptability of our products as we expand to new markets. Currently, we are seeking International Code Council ("ICC") code approval on our joist reinforcers and beams.  Once that approval is obtained, our products can be used in all fifty states and will eliminate the need for an engineer's seal on individual products.  To date, the Company's 2x10 floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004).

Time Spent During the Last Two Fiscal Years on Research and Development Activities

Approximately fifteen percent of our time and resources have been spent during the last two fiscal years researching and developing our metal/wood products, new product lines, and new patents.

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

We had twenty-six employees at June 30, 2009, twenty-four of whom were full time.

Item 1A. Risk Factors

Our business is subject to various risks, including those described below.  You should carefully consider the following risk factors and all other information contained in this Form 10-K.  If any of the following events or outcomes actually occurs, our business, operating results, and financial conditions would likely suffer.

Changing economic conditions could materially adversely affect us - Our operations and performance depend significantly on regional and national economic conditions and their impact on levels of spending by our customers and end users.  Currently, those economic conditions have deteriorated and may remain depressed for the foreseeable future.  These changing economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

Current volatility and disruption in the capital and credit markets may continue to exert downward pressure on our stock price - The capital and credit markets have been experiencing extreme volatility and disruption over the past year.  Stock markets in general, and our stock price in particular, have experienced significant volatility over the past year.  Our stock recently traded at historic lows.  In the future, there can be no assurance that price volatility in the stock markets in general will abate or that our stock price in particular will rise.  Additionally, the volatility in the credit markets could impact our ability to access new financing.

We have a history of operating losses and may incur future losses - We incurred a net loss of $168,304 for the fiscal year ended June 30, 2009 and $30,825 for the year ended June 30, 2008, although we made net profits in the preceding two fiscal years ($212 thousand in fiscal 2007 and $171 thousand in fiscal 2006).  Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

Item 2. Properties

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

Item 3. Legal Proceedings

We are not a party to any legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock.  Based on the best bid price for our common stock at August 27, 2009 of $.07 per share (best asking price of $1.80), the market value of shares held by non-affiliates would be $856,226.  There are no preferred shares authorized.

Our common stock is currently listed on the Pink Sheets OTC Market under the symbol "MTWD.PK."  Until March 2009, our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") under the symbol "MTWD.OB."

The following table sets forth high and low bid information for each full quarterly period within the two most recent fiscal years.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Year Ended June 30, 2009	High	Bid
	First Quarter	$0.66	$0.40
	Second Quarter	$0.75	$0.23
	Third Quarter	$0.23	$0.05
	Fourth Quarter	$1.80	$0.05

	Year Ended June 30, 2008
	First Quarter	$0.70	$0.51
	Second Quarter	$0.65	$0.35
	Third Quarter	$0.65	$0.30
	Fourth Quarter	$0.60	$0.33

Holders

The approximate number of holders of record of our common stock as of August 27, 2009 was 1,104.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The number of stockholders has been substantially the same during the past ten years.

Dividends

Per the negative covenants in our line-of-credit agreement, we are restricted from paying dividends when any debt remains outstanding on the lines.  We have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

We anticipate that the next twelve months will be a period of continued growth as we seek to further expand our presence in new markets throughout the United States through increased numbers of distributors, licensees and dealers.  ICC code approval is being sought for the Company's joist reinforcers and beams and is expected to be obtained within the coming fiscal year.  If this approval is obtained, product marketability would be greatly enhanced and would likely lead to higher demand.

Higher product demand would likely increase the need for more capital as inventory requirements grew, which could be met through borrowing or a stock offering.  No decision has been made at the present time, however, as to which means might be used to raise capital.

Results of Operations

Below are selected financial data for the years ended June 30, 2009 and 2008:

	2009	2008
Revenues	$ 3,197,159	$ 4,510,200
Net loss	$ (168,305)	$ (30,825)
Net loss per common share	$ 0.01	**
Weighted average common
shares outstanding	12,258,100	12,071,725

At June 30, 2009 and 2008:

Total assets	$ 2,357,044	$ 2,980,112
Working capital	$ 1,550,213	$ 1,692,794
Shareholders' equity	$ 2,189,431	$ 2,355,576

**Less than $.01

No dividends have been declared or paid during the periods presented.

Revenues and Cost of Sales - Consolidated gross sales decreased $1,313,041, or 29%, for the year ended June 30, 2009 ("fiscal 2009") compared to the year ended June 30, 2008 ("fiscal 2008").  Construction sales consisted of product sales, engineering, delivery and installation fees.  Engineering sales consisted of fees for engineering services.  Gross profit decreased $564,969 (36%) from fiscal 2008 to fiscal 2009.

The sales decline for fiscal 2009 versus 2008 reflects a general downtown in the building industry.  Although we have sold product in over twenty-five states since July 2007, our local market is down more than 30%.  The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gage steel truss system, begun in March 2008.

Cost of sales decreased $748,072 overall (25%) in fiscal 2009 compared to fiscal 2008.  On the construction side, cost of sales decreased $697,163 (26%), while cost of engineering sales declined $50,909 (22%).  The decline in construction costs was proportional to the decline in sales for the same period.  The decrease in cost of engineering sales for fiscal 2009 over 2008 was significantly more than would be expected for the relatively small sales decrease, primarily because of savings in payroll costs and reimburseable project costs.

Administrative expenses - These costs decreased $353,413, or 21%, to $1,292,596 in fiscal 2009 from $1,646,009 in fiscal 2008.  The decrease was due primarily to lower advertising and marketing, insurance, payroll costs, and research and development expenses.

Other Income (Expense) - Other income in fiscal 2009 was $13,977 (73%) higher than fiscal 2008.  The increase resulted primarily from higher customer finance charges as well as increased gain in 2009 compared to 2008 in the sale of business assets

Income Taxes - In fiscal 2009 we recorded an income tax benefit of $85,076 compared to a tax benefit of $24,977 in fiscal 2008.  An income tax benefit was recognized in both fiscal years because, in addition to the book loss experienced, temporary ("timing") differences between book and tax income gave rise to a higher tax loss, which will be fully carried back to prior years. We decreased our deferred tax liability by $39,244 in 2009 due to a turnaround of deferred taxes previously recorded.  The primary components of the deferred tax liability relate to timing differences between book and tax depreciation and the treatment of goodwill amortization.

Liquidity and Capital Reserves - Cash flows provided by operations in fiscal 2009 were $348,015 versus $29,601 in fiscal 2008, a change of $318,414.  The increase in cash flows from operations was primarily attributable to decreases in accounts receivable and in inventory.  We also used approximately $68,000 for capital improvements and purchases of fixed assets.  Financing activities in fiscal 2009 used $147,839 compared to $162,888 provided in fiscal 2008.  The main use of funds in 2009 was a repayment of $150,000 under our line-of-credit agreement, while funds in 2008 provided through financing activities resulted from a net increase in borrowings under our line-of-credit agreement of $125,000.

We have historically funded our cash needs through operating income and credit line draws as needed.  We will continue to rely on sales revenue as our main source of liquidity and will incur debt primarily to fund inventory purchases as sales growth produces increased product demand.  Liquidity needs that cannot be met by current sales revenue may also arise in certain unusual circumstances such as has previously occurred when rain and snow significantly slowed construction activity and resulted in a corresponding decline in demand for our products.  In those circumstances, debt may be added to meet our fixed costs and to maintain inventory in anticipation of a spurt in product demand that generally occurs once a weather-related slowdown has ended.

On a long-term basis, we also anticipate that product demand will increase considerably as we continue to expand our marketing and advertising campaign, which may include the use of television, radio, print and internet advertising.  Efforts are well underway to increase the number of out-of-state sales representatives/brokers who will market our products throughout the country.  As sales increase, we can add a second shift to meet the additional product demand without having to use funds to expand our production facilities.  If additional cash becomes necessary to fund our growth, we may raise this capital through an additional follow-on stock offering rather than taking on more debt.  However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future.  If we are unable to raise additional capital as needed, our growth potential will be adversely affected, and we would have to significantly modify our plans.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Metwood, Inc. and Subsidiary

I have audited the accompanying balance sheets of Metwood, Inc. and Subsidiary (“The Company”) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metwood, Inc. and Subsidiary as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC

September 24, 2009

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008

	June 30,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$199,868	$67,880
Accounts receivable, net	383,673	535,799
Inventory	912,169	1,492,924
Recoverable income taxes	90,533	45,955
Prepaid expenses	49,239	53,184

Total current assets	1,635,482	2,195,742

Property and Equipment
Leasehold improvements	169,492	174,385
Furniture, fixtures and equipment	101,319	86,341
Computer hardware, software and peripherals	211,861	197,817
Machinery and shop equipment	403,731	407,103
Vehicles	378,141	369,451
Land improvements	38,741	-
	1,303,285	1,235,097
Less accumulated depreciation	(834,811)	(703,815)

Net property and equipment	468,474	531,282

Goodwill	253,088	253,088

TOTAL ASSETS	$2,357,044	$2,980,112
See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
REVENUES
Construction sales	$2,975,376	$4,279,487
Engineering sales	221,783	230,713
Gross sales	3,197,159	4,510,200

Cost of construction sales	2,014,643	2,711,806
Cost of engineering sales	176,290	227,199
Gross cost of sales	2,190,933	2,939,005

Gross profit	1,006,226	1,571,195

ADMINISTRATIVE EXPENSES
Advertising	94,300	106,965
Construction/bidding data	23,473	21,557
Depreciation	62,303	64,443
Insurance	69,260	74,503
Office expense	19,442	26,053
Payroll expenses	642,381	889,644
Professional fees	46,057	45,385
Rent	79,200	78,850
Research and development	33,590	68,267
Telephone	26,096	33,362
Travel	19,374	27,140
Vehicle	49,820	57,716
Other	127,300	152,124

Total administrative expenses	1,292,596	1,646,009

Operating loss	(286,370)	(74,814)

Other income	32,989	19,012

Loss before income taxes	(253,381)	(55,802)

Income tax benefit	(85,076)	(24,977)

Net loss	$(168,305)	$(30,825)

Basic and diluted deficit per share	$(0.01)	**

Weighted average number of shares	12,258,100	12,071,725

**Less than $.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

			Common		Common
	Common	Common	Shares Not		Shares Not	Additional
	Shares	Shares	Yet Issued		Yet Issued	Paid-in	Retained
	(000s )	($.001 Par)	(000s	)	($.001 Par)	Capital	Earnings

Balances July 1, 2007	11,924	$11,924	2		$2	$1,319,317	$832,053

Net income for year	-	-	-		-	-	(30,825)

Issuance of common stock	172	172	-		-	119,588	-
for services

Shares canceled	(5)	(5)	-		-	-	-

Common stock subscribed	-	-	198		198	103,152	-
not yet issued

Balances June 30, 2008	12,091	$12,091	200		$200	$1,542,057	$801,228

Net income for year	-	-	-		-	-	$(168,305)

Shares canceled	(64)	(64)	-		-	64	-

Common stock subscribed	-	-	2,160		2,160	-	-
not yet issued

Common stock subscribed	-	-	(2,352)		(2,352)	2,147	-
reclassed to issued

Issuance of common stock	205	205	-		-	-	-
for services

Balances June 30, 2009	12,232	$12,232	8		$8	$1,544,268	$632,923

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net loss	$(168,305)	$(30,825)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Depreciation	130,996	141,650
Provision for deferred income taxes	(39,244)	4,579
Common stock issued for services	-	172,655
Common stock issued for satisfaction of account payable	2,161	-
(Increase) decrease in operating assets:
Accounts receivable	163,049	(137,757)
Inventory	580,755	(282,487)
Prepaid expenses	(6,978)	66,228
Refundable income taxes	(44,578)	11,122
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(231,680)	53,436
Customer deposits	(36,000)	31,000
Net cash provided by operating activities	350,176	29,601

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(80,683)	(168,760)
Property disposals	12,495	5,864
Net cash used for investing activities	(68,188)	(162,896)

FINANCING ACTIVITIES
Proceeds from employee stock plan	-	50,455
Net repayment of related party	-	(12,567)
Net (repayment of) borrowings under line-of-credit agreement	(150,000)	125,000
Net cash (used for) provided by financing activities	(150,000)	162,888

Net increase in cash	131,988	29,593

Cash, beginning of the year	67,880	38,287

Cash, end of the year	$199,868	$67,880

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND OPERATIONS

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

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood.  The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company's common stock to the two Providence shareholders.  These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1.00 per share.  One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition.  The transaction was accounted for under the purchase method of accounting.  Liabilities assumed at the date of acquisition were identified, paid and added to goodwill.

The consolidated company provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Management's Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  At June 30, 2009 and 2008, the significant estimates used by management include the valuation of its goodwill.  Actual results could differ from those estimates.

Fair Value of Financial Instruments - For certain of our financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, and the bank lines of credit, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, we consider liquid investments with an original maturity of three months or less to be cash equivalents.  We maintain our cash in bank deposit accounts, which, at times, may exceed the federally insured limit of $100,000.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable  - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition.  We perform ongoing credit evaluations of our customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At both June 30, 2009 and 2008, the allowance for doubtful accounts was $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible.  For the years ended June 30, 2009 and 2008, the bad debt expense was $28,846 and $4,066, respectively.

Inventory - Inventory, consisting primarily of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and are depreciated over their estimated useful lives using the straight-line method.  Recovery periods range from three to thirty-nine years.  Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet, and the resulting gain or loss is reflected in other income and expense. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through June 30, 2009 and 2008.

Patents - We have been assigned several key product patents developed by certain Company officers.  No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Goodwill - We account for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. We performed our required annual goodwill impairment test as of June 30, 2009 using discounted cash flow estimates and found that there was no impairment of goodwill.

Revenue Recognition - Revenue is recognized when goods are shipped and earned or when services are performed, provided collection of the resulting receivable is probable.  If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated.  Further, no revenue is recognized unless collection of the applicable consideration is probable.

Income Taxes - Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carryforwards, where applicable.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  For the years ended June 30, 2009 and 2008, the expenses relating to research and development were approximately $33,590 and $68,267, respectively.

Advertising -  We expense advertising costs as incurred.  However, certain expenditures are treated as prepaid (such as trade show fees) if they are for goods or services which will not be received until after the end of the accounting period and are subsequently recognized as expenses in those periods in which the goods or services are received.  For the years ended June 30, 2009 and 2008, advertising expenses were $94,300 and $106,965, respectively.

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

Recent Accounting Pronouncements - In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued SFAS No. 167 (“SFAS 167”), Amendments to FASB Interpretation No 46(R). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS 165 for the quarter ending June 30, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions ("FSP") that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 and FSP 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.   FSP 107-1  and APB 28-1  expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All three FSPs are effective for the Company beginning July 1, 2009. The Company is currently assessing the potential impact that the adoption of FSP 157-4 and FSP 115-2 and FSP 124-2 may have on its consolidated financial statements. We do not currently believe that these standards will have a material impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the years ended June 30, 2009 and 2008, we had sales of $29,304 and $36,383,  respectively, to our    shareholder and CEO,  Robert Callahan.   As of June 30, 2009,  the related receivable was $7,375 and $-0- as of June 30, 2008.

Also, from time to time, we contract with a construction company 50% owned by the our CEO which provides capital improvements and maintenance work on our buildings and grounds.  There were no billings for such services during the years ended June 30, 2009 and 2008.

NOTE 4 - COMMITMENT

In prior years, we implemented a stock-based incentive compensation plan for our employees.  Participating employees have an after-tax deduction withheld by the Company throughout the calendar year.  As of December 31 of each year, the employee is considered vested in the plan, and we will match the participating employee's withheld amounts.  We may also make a discretionary contribution based upon pay incentives or attendance.  Periodically, we will purchase restricted stock on behalf of the employee in the amount of his withholdings, our match, and any discretionary contributions.

NOTE 5 - SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

We have available a $600,000 revolving line of credit with a local bank.  Interest is payable monthly on the outstanding balance at the prime lending rate, which was 4.0% as of June 30, 2009.  The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture and is personally guaranteed by the Company's CEO.  The balance outstanding as of June 30, 2009 and 2008 was $-0- and $150,000, respectively.

NOTE 6 - EQUITY

During the years ended June 30, 2009 and 2008, we issued 199,600 and 172,250, respectively, common shares for the benefit of employees included in our stock-based incentive compensation program. The shares were valued at $223,110. The employee contribution totaled $50,455, and the net cost to the company was $172,655. The common shares were valued at the fair market value of the shares at the time of issuance as determined by the closing share price in accordance with FASB 123(R).

NOTE 7 - SALE OF FIXED ASSETS AND RELATED OPERATING LEASE

During the year ended June 30, 2006, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,600 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2009 and 2008 was $79,200 and $78,850, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2009 are as follows:

Year Ending June 30,
2010	$79,200
2011	79,200
2012	79,200
2013	79,200
2014 and beyond	118,800

Total	$435,600

NOTE 8 - INCOME TAXES

The components of income tax benefit consist of:
	2009	2008
Current:
Federal	$(60,507)	$(25,461)
State	(9,162)	(4,096)
	(69,669)	(29,557)
Deferred:
Federal	(19,164)	3,494
State	(4,800)	1,086
	(23,964)	4,580

Total income tax benefit	$(93,633)	$(24,977)

		2009	2008
	Engineering:
	Sales	$221,783	$230,713
	Cost of sales	(176,290)	(227,199)
	Intersegment revenues	50,970	73,827
	Intersegment expenses	(24,000)	(30,000)
	Corporate and other expenses	(106,142)	(70,929)
	Segment income	$33,679	$23,588

	Total assets	$389,716	$316,493
	Capital expenditures	$25,621	$1,136
	Depreciation	$12,976	$12,116
	Interest expense	$-	$2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Conclusions regarding disclosure controls and procedures - Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s report on internal control over financial reporting - It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2009 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his respective positions:

Name	Position and Background
Robert M. Callahan	President and CEO

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

Shawn A. Callahan	Secretary/Treasurer/CFO, VP/General Manager
Education:	B.S. Computer Science and Mathematics, Virginia Military Institute

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and persons who own more than 10% of the Company's common stock or other registered class of equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the forms received covering purchase and sale transactions in the Company's common stock during the fiscal year ended June 30, 2009, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan:

	Summary Compensation Table
				Other	Restricted		Restricted
	Fiscal	Annual		Compen-	Stock	LTIP	Stock
	Year	Salary	Bonuses	sation	Awards	Options	Bonuses
			(1)	(2)	(3)	(4)	(4)
	2009	$81,832	-0-	-0-	-0-	-0-	-0-
	2008	$84,032	$14,300	-0-	-0-	-0-	-0-
	2007	$143,034	$17,750	-0-	-0-	-0-	-0-

(1)	The dollar value of bonuses (cash and non-cash) received.

(2)
During the periods covered by the table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(3)	During the periods covered by the table, the Company did not make any award of restricted stock.

(4)	The Company currently has no stock option or restricted stock bonus plans.

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

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood's common stock as of August 27, 2009, based upon 12,231,797 shares outstanding:

Greater Than 5% Owners
Title of	Name and Address	No. of	Percent
Class	of Beneficial Owner	Shares	of Class
Common	Robert Callahan
	819 Naff Road	6,549,782 (1)	45.4%
Boones Mill, VA 24065
Common	Ronald Shiflett
	638 Patti Road	2,101,282	17.2%
Rocky Mount, VA 24151
(1) Includes direct and indirect interests. There are 5,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of August 27, 2009:

Management Ownership
Title of	Name and Address	No. of	Percent
Class	of Beneficial Owner	Shares	of Class
Common	Robert Callahan
	819 Naff Road	6,549,782 (1)	45.4%
Boones Mill, VA 24065
(1) Includes direct and indirect interests. There are 5,000,000 common shares included in this amount that are owned in the names of family members of Mr. Callahan.
Ownership of shares by directors and officers of Metwood as a group: 45.4%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

We contract with a construction company 50% owned by our CEO which provides capital improvements and maintenance work on ourbuildings and grounds.

During the year ended June 30, 2006, we entered into a sales and leaseback transaction with a related party.  We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash.  We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,600 per month over a ten-year term expiring December 31, 2014.  Rent expense charged to operations for the years ended June 30, 2009 and 2008 was $79,200 and $78,850, respectively.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by Traci J. Anderson, CPA; Lake & Associates, CPAs, PA; and Bongiovanni & Associates, CPAs for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2009 and 2008:

	2009	2008
Audit fees	$ 12,500	$ 20,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$ 12,500	$ 20,000

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

Audit-related fees:  Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit fees."  These services include accounting consultations in connection with the Sarbanes-Oxley Act of 2002.

Tax fees: Consist of fees billed for tax compliance, tax advice and tax planning services.

All other fees: Consist of fees billed for all other services other than those reported above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

NUMBER DESCRIPTION

3(i)* Articles of Incorporation

3(ii)*By-Laws

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

Date: September 24, 2009 /s/ Robert M. Callahan
Robert M. Callahan
President, CEO and Director

Date: September 24, 2009 /s/ Shawn A. Callahan
Shawn A. Callahan
Secretary/Treasurer/CFO and Director