Form 10-K/A
period 2009-06-30
METWOOD INC
filed 2009-09-28
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A AMENDMENT NO. 1

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

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC

September 24, 2009

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008

	June 30,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$199,868	$67,880
Accounts receivable, net	383,673	535,799
Inventory	912,169	1,492,924
Recoverable income taxes	90,533	45,955
Prepaid expenses	49,239	53,184

Total current assets	1,635,482	2,195,742

Property and Equipment
Leasehold improvements	169,492	174,385
Furniture, fixtures and equipment	101,319	86,341
Computer hardware, software and peripherals	211,861	197,817
Machinery and shop equipment	403,731	407,103
Vehicles	378,141	369,451
Land improvements	38,741	-
	1,303,285	1,235,097
Less accumulated depreciation	(834,811)	(703,815)

Net property and equipment	468,474	531,282

Goodwill	253,088	253,088

TOTAL ASSETS	$2,357,044	$2,980,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$57,430	$290,315
Accrued expenses	27,839	26,633
Bank line of credit	-	150,000
Customer deposits	-	36,000

Total current liabilities	85,269	502,948

Long-term Liabilities
Deferred income taxes, net	82,344	121,588

Total long-term liabilities	82,344	121,588

Total liabilities	167,613	624,536

Stockholders' Equity
Common stock ($.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at June 30, 2009)	12,232	12,091
Common stock not yet issued ($.001 par, 8,150 shares
at June 30, 2009)	8	200
Additional paid-in capital	1,544,268	1,542,057
Retained earnings	632,923	801,228

Total stockholders' equity	2,189,431	2,355,576

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,357,044	$2,980,112

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