Form 10-Q
period 2009-09-30
METWOOD INC
filed 2009-11-13
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of October 31, 2009, the number of shares outstanding of the registrant's common stock,
$0.001 par value (the only class of voting stock), was 12,231,797 shares.

TABLE OF CONTENTS - FORM 10-QSB

PART I - FINANCIAL INFORMATION	Page(s)

Item 1 Financial Statements

Consolidated Balance Sheets As of September 30, 2009 (Unaudited) and June 30, 2009	1-2

Consolidated Statements of Income (Unaudited) for the Three Months Ended September 30, 2009 and 2008	3

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2009 and 2008	4

Notes to Consolidated Financial Statements	5-9

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4 Controls and Procedures

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

Signatures	17

Index to Exhibits	18

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	September 30,	June 30,
	2009	2009
ASSETS

Current Assets
Cash and cash equivalents	$176,862	$199,868
Accounts receivable, net	419,564	383,673
Inventory	905,987	912,169
Recoverable income taxes	114,639	90,533
Prepaid expenses	40,002	49,239

Total current assets	1,657,054	1,635,482

Property and Equipment
Leasehold and land improvements	210,652	208,233
Furniture, fixtures and equipment	103,698	101,319
Computer hardware, software and peripherals	214,729	211,861
Machinery and shop equipment	400,140	403,731
Vehicles	378,141	378,141
	1,307,360	1,303,285
Less accumulated depreciation	(861,202)	(834,811)

Net property and equipment	446,158	468,474

Goodwill	253,088	253,088

TOTAL ASSETS	$2,356,300	$2,357,044

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	September 30,	June 30,
	2009	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$126,994	$85,269

Total current liabilities	126,994	85,269

Long-term Liabilities
Deferred income taxes, net	77,414	82,344

Total long-term liabilities	77,414	82,344

Total liabilities	204,408	167,613

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at September 30, 2009	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	595,384	632,923

Total stockholders' equity	2,151,892	2,189,431

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,356,300	$2,357,044

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2009	2008
REVENUES

Construction sales	$557,716	$1,006,111
Engineering sales	44,411	56,236
Gross sales	602,127	1,062,347

Cost of construction sales	350,908	478,003
Cost of engineering sales	41,620	50,197
Gross cost of sales	392,528	528,200

Gross profit	209,599	534,147

ADMINISTRATIVE EXPENSES
Advertising	19,317	18,490
Depreciation	13,534	14,615
Insurance	11,871	19,832
Payroll expenses	153,943	165,145
Professional fees	19,462	28,178
Rent	19,800	19,800
Research and development	-	4,400
Travel	4,776	6,291
Vehicle	8,814	13,284
Other	32,595	44,616
Total administrative expenses	284,112	334,651

Operating income (loss)	(74,513)	199,496

Other income	7,938	3,214

Income (loss) before income taxes	(66,575)	202,710

Income taxes (benefit)	(29,036)	81,099

Net income (loss) from operations	$(37,539)	$121,611

Basic and diluted earnings per share	**	$0.01

Weighted average number of shares	12,231,797	12,229,364

**Less than $0.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2009	2008
OPERATIONS
Net income (loss)	$(37,539)	$121,611
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	26,391	34,135
Reversal of deferred income taxes	(4,930)	(11,687)
(Increase) decrease in operating assets:
Accounts receivable	(36,599)	125,349
Inventory	6,183	18,733
Recoverable income taxes	(24,106)	45,955
Other operating assets	9,945	(822)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	41,725	(209,270)
Current income taxes payable	-	46,831
Net cash from (used for) operating activities	(18,930)	170,835

INVESTING
Capital expenditures	(4,076)	(30,453)
Net cash used for investing activities	(4,076)	(30,453)

FINANCING
Decrease in credit line	-	(150,000)
Net cash used for financing activities	-	(150,000)

Net increase in cash	(23,006)	(9,618)

Cash, beginning of the year	199,868	67,880

Cash, end of the period	$176,862	$58,262

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010.

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

Accounts Receivable  - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition.  We perform ongoing credit evaluations of our customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At September 30, 2009, the allowance for doubtful accounts was $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible.  For the three months ended September 30, 2009,  the amount of bad debts charged off was $-0-.  For the three months ended September 30, 2008, recovery of bad debts was $520.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through September 30, 2009.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  Research and development costs for the three months ended September 30, 2009 and 2008 were $-0- and $4,400, respectively.

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

On July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Issues or other types of accounting standards. The Codification became effective September 30, 2009 for the Company and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three months ending September 30, 2009 and 2008 are as follows:
	For the Three Months Ended
	September 30,
	2009		2008
Net income (loss)		$(37,539)	$121,611
Income per share - basic and fully diluted	$	**	$0.01
Weighted average number of shares		12,231,797	12,229,364

**Less than $0.01

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three September 30, 2009 and 2008 are summarized as follows:
	For the Three Months Ended
	September 30,
		2009	2008
Cash paid for:
Income taxes		$--	$--
Interest		$--	$444

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three months ended September 30, 2009 and 2008. For the three months ended September 30, 2009 and 2008, the Company had sales of $32,020 and $14,046, respectively, to the company referred to above. As of September 30, 2009 and 2008, the related receivable was $2,916 and $6,976. See also Note 8.

NOTE 6 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at September 30, 2009 and 2008 was $-0-.

NOTE 7 - SEGMENT INFORMATION

We operate in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three months ended September 30, 2009 and 2008, as excerpted from internal management reports, is as follows:

	For the Three Months Ended
	September 30,
Construction:	2009	2008
Sales	$557,716	$1,006,111
Intersegment expenses	(12,540)	(15,409)
Cost of sales	(350,908)	(478,003)
Corporate and other expenses	(234,424)	(399,364)
Segment income	$(40,156)	$113,335

Engineering:
Sales	$44,411	$56,236
Intersegment revenues	12,540	15,409
Cost of sales	(41,260)	(50,197)
Corporate and other expenses	(13,074)	(13,172)
Segment income (loss)	$2,617	$8,276

NOTE 8 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,600. The lease expires on December 31, 2014. For the three months ended September 30, 2009 and 2008, we recognized rental expense for these spaces of $19,800.

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

Description of Business

Background

As discussed in detail in Note 1, we were incorporated under the laws of the Commonwealth of Virginia on April 7, 1993 and, on June 30, 2000, entered into a reverse merger in which it became the wholly owned subsidiary of a public Nevada shell corporation, renamed Metwood, Inc.  Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC in a transaction accounted for under the purchase method of accounting.

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

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina.  Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company's products as an additional sales force.  We are an authorized vendor for Lowe's, Home Depot, 84 Lumber, Stock Building Supply, The Contractor Yard, and many more.  We have several stocking dealers of our square columns and reinforcing products.  We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships,  we typically  have a dealer to use.  We are in discussions with national engineered I-joist manufacturers who are interested in marketing the Company's products and expect to announce affiliations with these companies in the near future.    Metwood  intends  to continue  expanding  the  wholesale  marketing  of  its unique products to retailers,   to increase dealer  sales,  and  to license the

Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South.

Status of Publicly Announced New Products or Services

We acquired four new patents through assignment from Robert Callahan and Ronald Shiflett, the patent holders.  All four patents reflect various modifications to our Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists.

Seasonality of Market

Our sales are subject to seasonal impacts, as our products are used in residential and commercial construction projects which tend to be at peak levels in Virginia and North Carolina between the months of March and October.  Accordingly, our sales are greater in our fourth and first fiscal quarters.  We build an inventory of our products throughout the winter and spring to support our sales season.  Due to the seasonality of our local market, we are continuing our efforts to expand into markets that are not so seasonally impacted.  We have shipped projects to Florida, Georgia, South Carolina, Arizona, Washington, and more.  These markets have some seasonality, but increased exposure in these markets wil help maintain stronger sales year round.

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

Dependence on One or a Few Major Customers

For the three months ending September 30, 2009, sales to Price Buildings and Probuild East, LLC each accounted for approximately 9% of total sales; no other customer accounted for more than 5% of sales.  For the three months ending September 30, 2008, sales to Architecture-Planning & Development accounted for 15% of total sales, and Probuild East, LLC accounted for approximately 11% of total sales.  No other customer accounted for more than 6% of sales.

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

Number of Total Employees and Number of Full-Time Employees

The Company had twenty-one employees at September 30, 2009, all of whom were full time.

Results of Operations

Net Loss
We had a net loss of $37,539 for the three months ended September 30, 2009, versus net income of $121,611 for the three months ended September 30, 2008, a decrease of $159,150.  The decrease in net income for the three months ended September 30, 2009 compared to 2008 was attributable to a general downturn in the economy, in particular, as it affects the Company, the building industry.  Construction sales decreased 45% comparing 2009 to 2008, and as a percentage of sales, costs of goods sold increased 31% comparing 2009 to 2008.  Engineering sales decreased 21% comparing 2009 to 2008, further contributing to the net loss for the quarter. Administrative expenses decreased 15% comparing the three months ended September 30, 2009 to the same period in 2008.  However, this decrease did not significantly offset our 61% decline in gross profit in the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

Management is currently discussing the possibility of taking the Company private as a means of rasing capital, improving the bottom line, and removing the high compliance costs incurred as a public company.  The present economic environment may make privatization the best option as the Company goes forward.

Sales

Revenues were $602,127 for the three months ended September 30, 2009 compared to $1,062,347 for the same period in 2008, a decrease of $460,220, or 43%.  The sales decline for the three-month period in 2009 versus 2008 reflects a general downtown in the building industry.  Although we have sold product in over twenty-five states since July 2007, our local market is down more than 30%.  The potential for increased sales volume as we go forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gauge steel truss system, begun in March 2008.

Expenses

Total administrative expenses were $284,112 for the three months ended September 30, 2009, versus $334,651 for the three months ended September 30, 2008, a decrease of $50,539.  The biggest decline occurred in payroll expenses, vehicle and other costs.

Liquidity and Capital Reserves

On September 30, 2009, we had cash of $176,862 and working capital of $1,530,060.  Net cash used for operating activities was $18,930 for the three months ended September 30, 2009 compared to net cash from operating activities of $170,835 for the three months ended September 30, 2008.  The lower provision of cash from operating activities in the current year resulted primarily from the increase in accounts receivable and recoverable income taxes and the decrease in accounts payable and accrued expenses.

Cash used in investing activities was $4,076 for the three months ended September 30, 2009, compared to cash used of $30,453 during the same period in the prior year.  Cash flows used in investing activities for the current period were for shop equipment ($809); computer software ($2869); furniture and fixtures ($2,378); and leasehold improvements ($2,420), less disposals of $4,400.

Cash used in financing activities was $-0- for the three months ended September 30, 2009 compared to cash used of $150,000 for the period ended September 30, 2008.  The cash used in 2008 was to pay off the Company's credit line balance.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2009 /s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: October 31, 2009 /s/ Shawn A. Callahan
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