Form 10-Q
period 2009-12-31
METWOOD INC
filed 2010-02-16
CIK 32567

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

As of February 12, 2010, the number of shares outstanding of the registrant's common stock,
$0.001 par value (the only class of voting stock), was 12,231,797 shares.

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS
FORM 10-QSB

PART I - FINANCIAL INFORMATION		Page

Item 1 Financial Statements

	Consolidated Balance Sheets As of December 31, 2009 (Unaudited) and June 30, 2009	3-4

	Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended December 31, 2009 and 2008	5

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	11

Signatures		11

Index to Exhibits		12

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	December 31,	June 30,
	2009	2009
ASSETS

Current Assets
Cash and cash equivalents	$274,458	$199,868
Accounts receivable, net	290,006	383,673
Inventory	844,829	912,169
Recoverable income taxes	106,943	90,533
Prepaid expenses	29,363	49,239

Total current assets	1,545,599	1,635,482

Property and Equipment
Leasehold and land improvements	210,652	208,233
Furniture, fixtures and equipment	103,698	101,319
Computer hardware, software and peripherals	216,765	211,861
Machinery and shop equipment	400,140	403,731
Vehicles	378,141	378,141
	1,309,396	1,303,285
Less accumulated depreciation	(890,884)	(834,811)

Net property and equipment	418,512	468,474

Goodwill	253,088	253,088

TOTAL ASSETS	$2,217,199	$2,357,044

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	December 31,	June 30,
	2009	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$88,079	$85,269

Total current liabilities	88,079	85,269

Long-term Liabilities
Deferred income taxes, net	62,966	82,344

Total long-term liabilities	62,966	82,344

Total liabilities	151,045	167,613

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at December 31, 2009	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	509,646	632,923

Total stockholders' equity	2,066,154	2,189,431

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,217,199	$2,357,044

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES

Construction sales	$504,661	$788,428	$1,062,376	$1,794,539
Engineering sales	48,181	78,632	92,592	134,868
Gross sales	552,842	867,060	1,154,968	1,929,407

Cost of construction sales	327,022	533,417	677,930	1,011,420
Cost of engineering sales	42,300	44,637	83,919	94,834
Gross cost of sales	369,322	578,054	761,849	1,106,254

Gross profit	183,520	289,006	393,119	823,153

ADMINISTRATIVE EXPENSES
Advertising	22,576	24,407	41,894	42,897
Depreciation	13,121	15,713	26,654	30,329
Insurance	9,159	18,274	21,030	38,106
Payroll expenses	151,165	157,664	305,107	322,810
Professional fees	13,712	5,855	33,175	34,032
Rent	19,800	19,800	39,600	39,600
Research and development	960	22,115	960	26,515
Travel	5,702	4,669	10,478	10,960
Vehicle	14,203	12,762	23,017	26,045
Other	38,051	60,050	70,647	104,667
Total administrative expenses	288,449	341,309	572,562	675,961

Operating income (loss)	(104,929)	(52,303)	(179,443)	147,192

Other income	7,497	11,789	15,521	14,990

Income (loss) before income taxes	(97,432)	(40,514)	(163,922)	162,182

Income taxes (benefit)	(11,693)	(25,498)	(40,654)	55,601

Net income (loss) from operations	$(85,739)	$(15,016)	$(123,268)	$106,581

Basic and diluted earnings per share	**	**	$(0.01)	$0.01

Weighted average number of shares	12,231,797	12,295,899	12,231,797	12,261,678

**Less than $0.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2009	2008
OPERATIONS
Net income (loss)	$(123,277)	$106,581
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	56,073	68,817
Common stock subscribed not yet issued	-	1,960
Provision for (reversal of) deferred income taxes	(19,378)	13,514
(Increase) decrease in operating assets:
Accounts receivable	93,667	72,978
Inventory	67,340	2,588
Recoverable income taxes	(16,410)	42,087
Other operating assets	19,876	(23,905)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,810	(98,590)
Net cash from operating activities	80,701	186,030

INVESTING
Capital expenditures	(6,111)	(60,899)
Net cash used for investing activities	(6,111)	(60,899)

FINANCING
Decrease in credit line	-	(150,000)
Proceeds from issuance of common stock	-	201
Net cash used for financing activities	-	(149,799)

Net increase (decrease) in cash	74,590	(24,668)

Cash, beginning of the year	199,868	67,880

Cash, end of the period	$274,458	$43,212

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010.

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

Accounts Receivable  - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition.  We perform ongoing credit evaluations of our customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At December 31, 2009, the allowance for doubtful accounts was $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible.  For the three and six months ended December 31, 2009,  the amount of bad debts charged off was $-0-.  For the three months ended December 31, 2008, bad debts charged off was $-0- and for the six months ended December 31, 2008, recovery of bad debts was $520.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2009.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  Research and development costs for the three months ended December 31, 2009 and 2008 were $960 and $22,115, respectively.  For the six months ended December 31, 2009 and 2008, research and development costs were $960 and $26,515, respectively.

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

Recent Accounting Pronouncements - In April 2009, the FASB issued SFAS No. 167 (“SFAS 167”), Amendments to FASB Interpretation No 46(R). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material impact on our consolidated financial statements.

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

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(UNAUDITED)

In April 2009, the FASB issued three FASB Staff Positions ("FSP") that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 and FSP 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income.   FSP 107-1  and APB 28-1  expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All three FSPs were effective for the Company beginning July 1, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 has not had a material impact on our consolidated financial statements.

On July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Issues or other types of accounting standards. The Codification became effective September 30, 2009 for the Company, and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change.

In December 2009, the FASB issued Accounting Standards Update 2009-16 (ASU 2009-16) which improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The pending content that links to this paragraph shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period and interim and annual reporting periods thereafter. This Update is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ended December 31, 2009 and 2008 are as follows:

	For the Three Months Ended						For the Six Months Ended
	December 31,						December 31,
	2009			2008			2009	2008
Net income (loss)		$(85,739)			$(15,016)		$(123,268)	$106,581
Earnings per share - basic and fully diluted	$		**	$		**	$(0.01)	$0.01
Weighted average number of shares		12,231,797			12,295,899		12,231,797	12,261,678

**Less than $0.01

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and six months ended December 31, 2009 and 2008 are summarized as follows:

	For the Three Months Ended						For the Six Months Ended
	December 31,						December 31,
		2009			2008		2009	2008
Cash paid for:
Income taxes		$--			$--		$--	$--
Interest		$--			$--		$--	$472

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three and six months ended December 31, 2009 and 2008. For the three months ended December 31, 2009 and 2008, we had sales of $2,696 and $1,832, respectively, to the company referred to above. For the six months ended December 31, 2009 and 2008, we had sales of $5,412 and $15,878 to the company. As of December 31, 2009 and 2008, the related receivable was $1,961 and $2,439, respectively. See also Note 8.

NOTE 6 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at December 31, 2009 and 2008 was $-0-.

NOTE 7 - SEGMENT INFORMATION

We operate in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and six months ended December 31, 2009 and 2008, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Construction:	2009	2008	2009	2008
Sales	$504,661	$788,428	$1,062,376	$1,794,539
Intersegment expenses	(6,570)	(12,351)	(19,110)	(27,760)
Cost of sales	(327,022)	(533,417)	(677,930)	(1,011,420)
Corporate and other expenses	(253,397)	(279,455)	(487,811)	(678,819)
Segment income (loss)	$(82,328)	$(36,795)	$(122,475)	$76,540

Engineering:
Sales	$48,181	$78,632	$92,592	$134,868
Intersegment revenues	6,570	12,351	19,110	27,760
Cost of sales	(42,300)	(44,637)	(83,919)	(94,834)
Corporate and other expenses	(15,862)	(24,567)	(28,576)	(37,753)
Segment income (loss)	$(3,411)	$21,779	$(793)	$30,041

NOTE 8 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,600. The lease expires on December 31, 2014. For the three and six months ended December 31, 2009 and 2008, we recognized rental expense for these spaces of $19,800 and $39,600, respectively.

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

Currently, there are no publicly announced new products or services.

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

Dependence on One or a Few Major Customers

For the three and six months ended December 31, 2009 and 2008, sales to certain customers amounted to more than 5% of total sales. Those customers and the related percent of sales greater than 5% were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
84 Lumber	6%	7%	-	6%
Architecture-Planning & Development	-	10%	-	13%
Lionberger Construction	-	6%	-	-
Pacific Polysteel	6%	-	7%	-
Price Buildings	20%	-	14%	-
Probuild East	7%	9%	8%	10%
Straco, Inc.	6%	-	-	-

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

Number of Total Employees and Number of Full-Time Employees

The Company had twenty employees at December 31, 2009, all of whom were full time.

Results of Operations

Net Loss

We had a net loss of $85,739 for the three months ended December 31, 2009, versus a net loss of $15,016 for the three months ended December 31, 2008, a decrease of $70,723.  This decrease in net income was attributable to a general downturn in the economy, in particular, as it affects the Company, the building industry.  Construction sales decreased 36% comparing 2009 to 2008, though as a percentage of sales, the cost of goods sold remained constant comparing 2009 to 2008.  Engineering sales decreased 39% comparing 2009 to 2008, further contributing to the net loss for the quarter. Additionally, as a percentage of sales, the cost of engineering sales increased from 57% to 88% comparing 2009 to 2008.  Administrative expenses decreased 15% comparing the three months ended December 31, 2009 to the same period in 2008.  However, this decrease did not significantly offset our 36% decline in gross profit in the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008.

For the six months ended December 31, 2009 and 2008, we went from net income of $106,581 to a net loss of $15,016, a decline of $121,597 comparing the two periods.  As discussed in the preceding paragraph, the current economic slump has had a significant impact on our sales.  While administrative costs did decrease 50% comparing the six months ended December 31, 2009 compared to the same period in 2008, this improvement was not enough to strengthen the bottom line.

Management is currently discussing the possibility of taking the Company private as a means of rasing capital, improving the bottom line, and removing the high compliance costs incurred as a public company.  The present economic environment may make privatization the best option as the Company goes forward.

Sales

Revenues were $552,842 for the three months ended December 31, 2009 compared to $867,060 for the same period in 2008, a decrease of $314,218, or 36%.  For the six-month periods ended December 31, 2009 and 2008, sales were $1,154,968 and $1,929,407, respectively, a decrease of $774,439, or 40%.  The sales decline for both the three-month and six-month periods in 2009 versus 2008 reflects a general downtown in the building industry.  Although we have sold product in over twenty-five states since July 2007, our local market is down more than 30%.  The potential for increased sales volume as we go forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gauge steel truss system, begun in March 2008.

Expenses

Total administrative expenses were $288,449 for the three months ended December 31, 2009, versus $341,309 for the three months ended December 31, 2008, a decrease of $52,860.  For the six months ended December 31, 2009, administrative expenses were $572,562 compared to $675,961 for the six months ended December 31, 2008.  The biggest decline occurred in other expenses.

Liquidity and Capital Reserves

On December 31, 2009, we had cash of $274,458 and working capital of $1,457,520.  Net cash provided from operating activities was $80,701 for the six months ended December 31, 2009 compared to net cash from operating activities of $186,030 for the six months ended December 31, 2008.  The lower provision of cash from operating activities in the current year resulted primarily from the increase in accounts receivable and recoverable income taxes and the decrease in inventory and other operating assets.

Cash used in investing activities was $6,111 for the six months ended December 31, 2009, compared to cash used of $60,899 during the same period in the prior year.  Cash flows used in investing activities for the current period were for shop equipment ($809); computers and computer software ($4,904); furniture and fixtures ($2,378); and leasehold improvements ($2,420), less disposals of $4,400.

Cash used in financing activities was $-0- for the six months ended December 31, 2009 compared to cash used of $149,799 for the period ended December 31, 2008.  The net cash used in 2008 was to pay off the Company's credit line balance less proceeds from stock issuance of $201.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2010 /s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: February 12, 2010 /s/ Shawn A. Callahan
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