Form 10-Q/A
period 2009-09-30
METWOOD INC
filed 2010-03-12
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on November 13, 2009, is to furnish the certifications of Section 302 of the Sarbanes-Oxley Act of 2002 that conforms to the language in Item 601(B)(31) of Regulation S-B/S-K.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The filing of this Amendment No. 1 to the Quarterly Report is not a representation that any statements contained in items of the Quarterly Report other than that information being amended hereby are true or complete as of any date subsequent to the date of the Quarterly Report.

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

Date: March 9, 2010 /s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: March 9, 2010 /s/ Shawn A. Callahan
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