Form 10-Q/A
period 2009-12-31
METWOOD INC
filed 2010-03-12
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

METWOOD, INC. AND SUBSIDIARY

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on February 16, 2010, is to furnish the certifications of Section 302 of the Sarbanes-Oxley Act of 2002 that conforms to the language in Item 601(B)(31) of Regulation S-B/S-K.

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