Form 10-Q
period 2010-03-31
METWOOD INC
filed 2010-05-12
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of April 29, 2010, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 12,231,797 shares.

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB

PART I - FINANCIAL INFORMATION		Page(s)

Item 1	Financial Statements

	Consolidated Balance Sheets As of March 31, 2010 (Unaudited) and June 30, 2009	3-4

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended March 31, 2010 and 2009	5

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended March 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7-8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	11

Signatures		11

Index to Exhibits		12

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	June 30,
	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$201,029	$199,868
Accounts receivable, net	325,233	383,673
Inventory	936,197	912,169
Recoverable income taxes	100,903	90,533
Prepaid expenses	42,836	49,239

Total current assets	1,606,198	1,635,482

Property and Equipment
Leasehold and land improvements	210,652	208,233
Furniture, fixtures and equipment	103,698	101,319
Computer hardware, software and peripherals	218,024	211,861
Machinery and shop equipment	400,140	403,731
Vehicles	378,141	378,141
	1,310,655	1,303,285
Less accumulated depreciation	(918,973)	(834,811)

Net property and equipment	391,682	468,474

Goodwill	253,088	253,088

TOTAL ASSETS	$2,250,968	$2,357,044

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	March 31,	June 30,
	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$166,346	$85,269

Total current liabilities	166,346	85,269

Long-term Liabilities
Deferred income taxes, net	54,890	82,344

Total long-term liabilities	54,890	82,344

Total liabilities	221,236	167,613

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at March 31, 2010	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	473,224	632,923

Total stockholders' equity	2,029,732	2,189,431

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,250,968	$2,357,044

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
REVENUES

Construction sales	$407,207	$495,747	$1,469,584	$2,289,911
Engineering sales	48,006	44,842	140,598	179,710
Gross sales	455,213	540,589	1,610,182	2,469,621

Cost of construction sales	196,141	454,777	874,071	1,466,197
Cost of engineering sales	37,595	41,934	121,515	136,768
Gross cost of sales	233,736	496,711	995,586	1,602,965

Gross profit	221,477	43,878	614,596	866,656

ADMINISTRATIVE EXPENSES
Advertising	14,476	38,701	56,370	81,598
Bad debt provision	42,784	30,095	42,764	29,575
Depreciation	12,559	15,818	39,213	46,147
Payroll expenses	165,559	158,637	470,667	484,447
Rent	19,800	19,800	59,400	59,400
Other	70,492	80,249	229,817	317,588
Total administrative expenses	325,670	343,300	898,231	1,018,755

Operating loss	(104,193)	(299,422)	(283,635)	(152,099)

Other income	7,100	5,881	22,536	20,871

Loss before income tax benefit	(97,093)	(293,541)	(261,099)	(131,228)

Income tax benefit	(60,671)	(117,591)	(101,400)	(61,990)

Net loss from operations	$(36,422)	$(175,950)	$(159,699)	$(69,238)

Basic and diluted deficit per share	**	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares	12,231,797	12,277,381	12,231,797	12,266,836

**Less than $0.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2010	2009
OPERATIONS
Net loss	$(159,699)	$(69,238)
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	84,162	97,587
Reversal of deferred income taxes	(27,454)	(10,227)
(Increase) decrease in operating assets:
Accounts receivable	58,440	284,616
Inventory	(24,028)	244,480
Recoverable income taxes	(10,370)	(51,763)
Other operating assets	6,403	(8,340)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	81,077	(291,673)
Net cash from operating activities	8,531	195,442

INVESTING
Capital expenditures	(11,770)	(70,076)
Proceeds from disposal of assets	4,400	12,495
Net cash used for investing activities	(7,370)	(57,581)

FINANCING
Decrease in credit line	-	(100,000)
Proceeds from issuance of common stock	-	2,161
Net cash used for financing activities	-	(97,839)

Net increase in cash	1,161	40,022

Cash, beginning of the year	199,868	67,880

Cash, end of the period	$201,029	$107,902

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended March 31, 2010, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010.

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

Accounts Receivable  - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition.  We perform ongoing credit evaluations of our customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At March 31, 2010, the allowance for doubtful accounts was $30,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible.  For the three and nine months ended March 31, 2010,  the amount of bad debts charged off was $17,784 and $17,764, respectively.  For the three and nine months ended March 31, 2009, the amount of bad debts charged off was $30,095 and $29,575, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through March 31, 2010.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  Research and development costs for the three months ended March 31, 2010 and 2009 were $5,310 and $7,075, respectively.  For the nine months ended March 31, 2010 and 2009, research and development costs were $6,270 and $33,590, respectively.

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
MARCH 31, 2010
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

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and nine months ended March 31, 2010 and 2009 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net loss	$ (36,422)	$ (175,950)	$ (159,699)	$ (69,238)
Deficit per share - basic and fully diluted	$ **	$ (0.01)	$ (0.01)	$ (0.01)
Weighted average number of shares	12,231,797	12,277,381	12,231,797	12,266,836

**Less than $0.01

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2010 and 2009 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Cash paid for:
Income taxes	$ --	$ --	$ --	$ --
Interest	$ --	$ 779	$ --	$ 1,251

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services.  There were no fees paid to the related company for the three and nine months ended March 31, 2010 and 2009.  For the three months ended March 31, 2010 and 2009, we had sales of $6,478 and $6,252, respectively, to the company referred to above.  For the nine months ended March 31, 2010 and 2009, we had sales of $11,890 and $22,130 to the company.  As of March 31, 2010 and 2009, the related receivable was $6,478 and $6,310, respectively.  See also Note 8.

NOTE 6 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balances outstanding at March 31, 2010 and 2009 were $-0- and $50,000, respectively.

NOTE 7 - SEGMENT INFORMATION

We operate in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and nine months ended March 31, 2010 and 2009, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Construction:	2010	2009	2010	2009
Sales	$407,207	$495,747	$1,469,584	$2,289,911
Intersegment expenses	(23,936)	(9,000)	(43,046)	(36,760)
Cost of sales	(196,141)	(454,777)	(874,071)	(1,466,197)
Corporate and other expenses	(241,345)	(205,163)	(729,166)	(883,607)
Segment income (loss)	$(54,215)	$(173,193)	$(176,699)	$(96,653)

Engineering:
Sales	$48,006	$44,842	$140,598	$179,710
Intersegment revenues	23,936	9,000	43,046	36,760
Cost of sales	(37,595)	(41,934)	(121,515)	(136,768)
Corporate and other expenses	(16,554)	(14,665)	(45,129)	(52,287)
Segment income (loss)	$17,793	$(2,757)	$17,000	$27,415

NOTE 8 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,600. The lease expires on December 31, 2014. For both the three months ended March 31, 2010 and 2009, we recognized rental expense for these spaces of $19,800; and for both the nine months ended March 31, 2010 and 2009, we recognized rental expense and $59,400.

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

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to local contractors, lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina.  Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company's products as an additional sales force.  We are an authorized vendor for Lowe's, Home Depot, 84 Lumber, The Contractor Yard, and many more.  We have several stocking dealers of our square columns and reinforcing products.  We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships,  we typically  have a dealer to use.  Metwood  intends  to continue  expanding  the  wholesale  marketing  of  its unique products to retailers,   to increase dealer  sales,  and  to license the Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers.  The light-gage metal used by the Company is supplied primarily by Dietrich Industries, Nuconsteel, Clark Western, and Wheeling Corrugating.  Our main source of lumber is BlueLinx.  Nucor and Gerdau Amersteel provide the majority of our rebar.  Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability.  We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our buyers.

Dependence on One or a Few Major Customers

For the three and nine months ended March 31, 2010 and 2009, sales to certain customers amounted to more than 5% of total sales.  Those customers and the related percent of sales greater than 5% were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
84 Lumber	9%	6%	6%	6%
Architecture-Planning & Development	-	7%	-	12%
Capps Home Building	-	7%	-	-
English Construction	-	7%	-	-
Ideal Building Supply	-	7%	-	-
Probuild Company	9%	9%	8%	10%
Southern Management Corporation	6%	-	-	-
Timber Truss	9%	7%	6%	-

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

Need for Government Approval of Principal Products

Our products must either be sold with an engineer's seal or applicable building code approval.  The Company's chief engineer has obtained professional licensure in several states, which permits products not building code approved to be sold and used with his seal.   We expect his licensure in a growing number of states to greatly assist in the uniform acceptability of our products as we expand to new markets. Currently, we are seeking CCR code compliance on our beams.  Once that approval is obtained, our products can be used in all fifty states and will eliminate the need for an engineer's seal on individual products.  To date, the Company's 2x10 floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004).

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

Number of Total Employees and Number of Full-Time Employees

The Company had twenty employees at March 31, 2010, all of whom were full time.

Results of Operations

Net Loss

We had a net loss of $36,422 for the three months ended March 31, 2010, versus a net loss of $175,950 for the three months ended March 31, 2009, a decrease in loss of $139,528, or 79%.  Construction sales decreased 18% comparing 2010 to 2009; however, cost of sales decreased 57% comparing 2010 to 2009.  Engineering sales increased 7% comparing 2010 to 2009. The cost of engineering sales decreased 10% comparing 2010 to 2009.  Administrative expenses decreased 5% comparing the three months ended March 31, 2010 to the same period in 2009.

For the nine months ended March 31, 2010 and 2009, we went from a net loss of $69,238 to a net loss of $159,699, a decline of $90,461 comparing the two periods.  While administrative costs did decrease 12% comparing the nine months ended March 31, 2010 compared to the same period in 2009, this improvement was not enough to strengthen the bottom line.

Management is currently discussing the possibility of taking the Company private as a means of rasing capital, improving the bottom line, and removing the high compliance costs incurred as a public company.  The present economic environment may make privatization the best option as the Company goes forward.

Sales

Gross sales were $455,213 for the three months ended March 31, 2010 compared to $540,589 for the same period in 2009, a decrease of $85,376, or 16%.  For the nine-month periods ended March 31, 2010 and 2009, sales were $1,610,182 and $2,469,621, respectively, a decrease of $859,439, or 39%.  The sales decline for both the three-month and nine-month periods in 2010 versus 2009 reflects a general downtown in the building industry.  Although we have sold product in over twenty-five states since July 2007, our local market is down more than 30%.

Expenses

Total administrative expenses were $325,670 for the three months ended March 31, 2010, versus $343,300 for the three months ended March 31, 2009, a decrease of $17,630, or 5%.  For the nine months ended March 31, 2010, administrative expenses were $898,231 compared to $1,018,755 for the nine months ended March 31, 2009, a decrease of $120,524, or 12%.  Advertising costs continue to decline as we reduce the number of out-of-state building shows we attend.

Liquidity and Capital Reserves

On March 31, 2010, we had cash of $201,029 and working capital of $1,439,852.  Net cash provided from operating activities was $8,531 for the nine months ended March 31, 2010 compared to net cash from operating activities of $195,442 for the nine months ended March 31, 2009.  The lower provision of cash from operating activities in the current year resulted primarily from the increase in inventory, accounts payable and accrued expenses.

Cash used in investing activities was $7,370 for the nine months ended March 31, 2010, compared to cash used of $57,581 during the same period in the prior year.  Cash flows used in investing activities for the current period were for shop equipment ($809); computers and computer software ($6,163); furniture and fixtures ($2,378); and leasehold improvements ($2,420), less disposals of $4,400.

Cash used in financing activities was $-0- for the nine months ended March 31, 2010 compared to cash used of $97,839 for the period ended March 31, 2009.  The net cash used in 2009 was to pay off the Company's credit line balance less proceeds from stock issuance of $2,161.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2010 /s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: April 29, 2010 /s/ Shawn A. Callahan
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