Form 10-K
period 2010-06-30
METWOOD INC
filed 2010-09-28
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

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
Yes ☐ No ☒

As of December 31, 2009, the aggregate market value of the 12,231,797 common shares outstanding (based upon the average of the bid price ($.10) reported on the Pink Sheets OTC Market) held by non-affiliates was $1,223,180.

As of September 15, 2010, the number of shares outstanding of the registrant's common stock, $0.001 par value
(the only class of voting stock), was 12,231,797 shares.

METWOOD, INC. AND SUBSIDIARY
FORM 10-K
TABLE OF CONTENTS

		Page

	PART I

Item 1	Description of Business	3
Item 1A	Risk Factors	3
Item 2	Properties	3
Item 3	Legal Proceedings	3
Item 4	Submission of Matters to a Vote of Security Holders	3

	PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item 7	Management's Discussion and Analysis or Plan of Operation	5
Item 8	Financial Statements and Supplementary Data	6
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
Item 9A(T)	Controls and Procedures	15
Item 9B	Other Information	15

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	16
Item 11	Executive Compensation	17
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13	Certain Relationships and Related Transactions, and Director Independence	17
Item 14	Principal Accounting Fees and Services	17

	PART IV

Item 15	Exhibits and Financial Statement Schedules	18
Signatures		19

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

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina.  Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company's products as an additional sales force.  We are an authorized vendor for Lowe's, Home Depot, 84 Lumber, ProBuild, and many more.  We have several stocking dealers of our square columns and reinforcing products.  We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships,  we typically  have a dealer to use.   Metwood  intends  to continue  expanding  the  wholesale  marketing  of  its unique products to retailers,  to increase dealer  sales,  and  to license the Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South.

Status of Publicly Announced New Products or Services

The Company acquired four new patents through assignment from Robert Callahan and Ronald Shiflett, the patent holders.  All four patents reflect various modifications to our Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers.  The light-gage metal used by the Company is supplied primarily by Nuconsteel, Clark Western, and Wheeling Corrugating.  Our main source of lumber is BlueLinx.  Nucor and Gerdau Amersteel provide the majority of our rebar.  Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability.  We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our buyers.

Dependence on One or a Few Major Customers

For the fiscal year ending June 30, 2010, no customer accounted for 10% or more of total sales.  For the fiscal year ending June 30, 2009, sales to Architecture-Planning & Development and Probuild East, LLC each accounted for approximately 10% of total sales.

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

We had twenty-one employees at June 30, 2010, all of whom were full time.

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

We have a history of operating losses and may incur future losses - We incurred a net loss of $196,085 for the fiscal year ended June 30, 2010 and $168,305 for the year ended June 30, 2009.  Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

Item 3. Legal Proceedings

We are currently the complainant in two legal proceedings seeking to recover unpaid amounts from customers.  We are not a party to any other legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock.  Based on the best bid price for our common stock at July 29, 2010 of $.10 per share (best asking price of $.15), the market value of shares held by non-affiliates would be $1,223,180.  There are no preferred shares authorized.

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

Year Ended June 30, 2010	High	Bid
First Quarter	$1.80	$0.05
Second Quarter	$0.10	$0.07
Third Quarter	$0.26	$0.10
Fourth Quarter	$0.25	$0.03

Year Ended June 30, 2009
First Quarter	$0.66	$0.40
Second Quarter	$0.75	$0.23
Third Quarter	$0.23	$0.05
Fourth Quarter	$1.80	$0.05

Holders

The approximate number of holders of record of our common stock as of September 15, 2010 was 1,116.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The number of stockholders has been substantially the same during the past ten years.

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

Results of Operations

Below are selected financial data for the years ended June 30, 2010 and 2009:

	2010	2009
Revenues	$2,209,942	$3,197,159
Net loss	$(196,085)	$(168,305)
Net loss per common share	$(0.02)	$(0.01)
Weighted average common
shares outstanding	12,231,797	12,258,100

At June 30, 2010 and 2009:

Total assets	$2,406,203	$2,357,044
Working capital	$1,589,855	$1,550,213
Shareholders' equity	$1,993,346	$2,189,431

No dividends have been declared or paid during the periods presented.

Revenues and Cost of Sales - Consolidated gross sales decreased $987,217, or 31%, for the year ended June 30, 2010 ("fiscal 2010") compared to the year ended June 30, 2009 ("fiscal 2009").  Construction sales consisted of product sales, engineering, delivery and installation fees.  Engineering sales consisted of fees for engineering services.  Gross profit decreased $162,626 (16%) from fiscal 2009 to fiscal 2010.

The sales decline for fiscal 2010 versus 2009 reflects a general downtown in the building industry.  Although we have sold product in over twenty-five states, our local market is down more than 30%. Nonetheless, the commercial market has overcome some of the residential downturn.  The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gage steel truss system, begun in March 2008.

Cost of sales decreased $824,591 overall (38%) in fiscal 2010 compared to fiscal 2009.  On the construction side, cost of sales decreased $806,374 (40%), while cost of engineering sales declined $18,217 (10%).  The decline in construction and engineering costs was proportional to the decline in sales for the same period.

Administrative expenses - These costs decreased $135,061, or 10%, to $1,157,535 in fiscal 2010 from $1,292,596 in fiscal 2009.  The decrease was due primarily to lower advertising and marketing, insurance, payroll costs, and research and development expenses.

Other Income - Other income in fiscal 2010 was $5,154 (15%) lower than fiscal 2009.  The decrease resulted primarily from lower customer finance charges as well as decreased gain in 2010 compared to 2009 in the disposal of business assets

Income Taxes - In fiscal 2010 we recorded an income tax benefit of $90,015 compared to a tax benefit of $85,076 in fiscal 2009.  An income tax benefit was recognized in both fiscal years because, in addition to the book loss experienced, temporary ("timing") differences between book and tax income gave rise to a higher tax loss, which will be fully carried back to prior years. We decreased our deferred tax liability by $32,589 in 2010 due to a turnaround of deferred taxes previously recorded.  The primary components of the deferred tax liability relate to timing differences between book and tax depreciation and the treatment of goodwill amortization.

Liquidity and Capital Reserves - Cash flows used for operating activies in fiscal 2010 were $73,541 versus $348,015 provided in fiscal 2009, a change of $421,556.  The decrease in cash flows from operations was primarily attributable to decreases in accounts receivable and in inventory and an increase in accounts payable and accrued expenses.  We also used approximately $25,000 for capital improvements and purchases of fixed assets.  Financing activities in fiscal 2010 provided $175,027 compared to $147,839 used in fiscal 2009.  The main provision of funds in 2010 was from amounts loaned from a related party, while funds used in 2009 in financing activities resulted from a repayment of $150,000 under our line-of-credit agreement.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Metwood, Inc.

We have audited the accompanying consolidated balance sheets of Metwood, Inc. (a Nevada corporation) and subsidiary as of June 30, 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metwood, Inc. and subsidiary as of June 30, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bongiovanni & Associates, CPA's
Bongiovanni & Associates, CPA's
Cornelius, North Carolina
September 15, 2010

METWOOD, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS JUNE 30, 2010 AND 2009

	June 30,
	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$403,512	$199,868
Accounts receivable, net	297,828	383,673
Inventory	938,878	912,169
Recoverable income taxes	84,383	90,533
Other current assets	53,329	49,239

Total current assets	1,777,930	1,635,482

Property and Equipment
Leasehold improvements	168,338	169,492
Furniture, fixtures and equipment	97,766	101,319
Computer hardware, software and peripherals	155,924	211,861
Machinery and shop equipment	356,166	403,731
Vehicles	380,834	378,141
Land improvements	42,099	38,741
	1,201,127	1,303,285
Less accumulated depreciation	(825,942)	(834,811)

Net property and equipment	375,185	468,474

Goodwill	253,088	253,088

TOTAL ASSETS	$2,406,203	$2,357,044

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009

	June 30,
	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$148,661	$57,430
Accrued expenses	39,414	27,839

Total current liabilities	188,075	85,269

Long-term Liabilities
Due to related company	175,027	-
Deferred income taxes, net	49,755	82,344

Total long-term liabilities	224,782	82,344

Total liabilities	412,857	167,613

Stockholders' Equity
Common stock ($.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at June 30, 2010)	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares
at June 30, 2010)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	436,838	632,923

Total stockholders' equity	1,993,346	2,189,431

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,406,203	$2,357,044

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
REVENUES
Construction sales	$2,034,292	$2,975,376
Engineering sales	175,650	221,783
Gross sales	2,209,942	3,197,159

Cost of construction sales	1,208,269	2,014,643
Cost of engineering sales	158,073	176,290
Gross cost of sales	1,366,342	2,190,933

Gross profit	843,600	1,006,226

ADMINISTRATIVE EXPENSES
Advertising	63,106	94,300
Bad debt provision	20,282	28,325
Depreciation	52,849	62,303
Insurance	36,999	69,260
Office expense	10,318	19,442
Payroll expenses	600,592	642,381
Professional fees	47,876	46,057
Rent	79,200	79,200
Research and development	6,940	33,590
Telephone	21,986	26,096
Travel	22,248	19,374
Vehicle	43,811	49,820
Other	151,328	122,448

Total administrative expenses	1,157,535	1,292,596

Operating loss	(313,935)	(286,370)

Other income	27,835	32,989

Loss before income taxes	(286,100)	(253,381)

Income tax benefit	(90,015)	(85,076)

Net loss	$(196,085)	$(168,305)

Basic and diluted deficit per share	$(0.02)	$(0.01)

Weighted average number of shares	12,231,797	12,258,100

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

				Common		Common
	Common		Common	Shares Not		Shares Not	Additional
	Shares		Shares	Yet Issued		Yet Issued	Paid-in	Retained
	(000s	)	($.001 Par)	(000s	)	($.001 Par)	Capital	Earnings

Balances July 1, 2008	12,091		$12,091	200		$200	$1,542,057	$801,228

Net loss for year	-		-	-		-	-	(168,305)

Issuance of common stock	205		205	-		-	-	-
for services

Shares canceled	(64)		(64)	-		-	64	-

Common stock subscribed	-		-	2,160		2,160	-	-
not yet issued

Common stock subscribed	-		-	(2,352)		(2,352)	2,147	-
reclassed to issued

Balances June 30, 2009	12,232		$12,232	8		$8	$1,544,268	$632,923

Net loss for year	-		-	-		-	-	$(196,085)

Balances June 30, 2010	12,232		$12,232	8		$8	$1,544,268	$436,838

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net loss	$(196,085)	$(168,305)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Depreciation, net of property disposals	(8,869)	130,996
Provision for deferred income taxes	(32,589)	(39,244)
(Increase) decrease in operating assets:
Accounts receivable	79,645	163,049
Inventory	(26,709)	580,755
Prepaid expenses	2,110	(6,978)
Refundable income taxes	6,150	(44,578)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	102,806	(231,680)
Customer deposits	-	(36,000)
Net cash (used for) provided by operating activities	(73,541)	348,015

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(25,058)	(80,683)
Property disposals	127,216	12,495
Net cash (used for) provided by investing activities	102,158	(68,188)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	2,161
Net borrowings from related party	175,027	-
Net repayment of line-of-credit agreement	-	(150,000)
Net cash (used for) provided by financing activities	175,027	(147,839)

Net increase in cash	203,644	131,988

Cash, beginning of the year	199,868	67,880

Cash, end of the year	$403,512	$199,868

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

Management's Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  At June 30, 2010 and 2009, the significant estimates used by management include the valuation of its goodwill.  Actual results could differ from those estimates.

Fair Value of Financial Instruments - For certain of our financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, and the bank lines of credit, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, we consider liquid investments with an original maturity of three months or less to be cash equivalents.  We maintain our cash in bank deposit accounts, which, at times, may exceed the federally insured limit of $250,000.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable  - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition.  We perform ongoing credit evaluations of our customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At June 30, 2010 and 2009, the allowance for doubtful accounts was $30,000 and $5,000, respectively.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible.  For the years ended June 30, 2010 and 2009, the bad debt expense was $36,638 and $28,846, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through June 30, 2010 and 2009.

Patents - We have been assigned several key product patents developed by certain Company officers.  No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Goodwill - We account for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. We performed our required annual goodwill impairment test as of June 30, 2010 using discounted cash flow estimates and found that there was no impairment of goodwill.  The estimated fair value of the reporting unit for which goodwill was recorded, Providence Engineering, substantially exceeds carrying values.

Revenue Recognition - Revenue is recognized when goods are shipped and earned or when services are performed, provided collection of the resulting receivable is probable.  If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated.  Further, no revenue is recognized unless collection of the applicable consideration is probable.

Income Taxes - Income taxes are accounted for in accordance with FASB ASC 740, Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carryforwards, where applicable.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  For the years ended June 30, 2010 and 2009, the expenses relating to research and development were $6,940 and $33,590, respectively.

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

On July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Issues or other types of accounting standards. The Codification became effective September 30, 2009 for the Company, and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

On July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Issues or other types of accounting standards. The Codification became effective September 30, 2009 for the Company, and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

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

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of May 1, 2010. The adoption of this amended topic is not expected to have a material impact on the Company’s consolidated financial statements.

Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of July 1, 2010. The adoption of this amended topic is not expected to have a material impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of July 1, 2010. The adoption of this amended topic is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” The ASU amends previously issued authoritative guidance and requires new disclosures and clarifies existing disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this requires only additional disclosures, the guidance will have no impact on our financial position or results of operations.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification.” This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of July 1, 2010. The adoption of this amended topic is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” The ASU amends previously issued authoritative guidance and requires new disclosures and clarifies existing disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this requires only additional disclosures, the guidance will have no impact on our financial position or results of operations.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification.” This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s consolidated financial statements.

NOTE 7 - SALE OF FIXED ASSETS AND RELATED OPERATING LEASE

During the year ended June 30, 2006, we entered into a sales and leaseback transaction with a related party.  We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash.  We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,600 per month over a ten-year term expiring December 31, 2014.  Rent expense charged to operations for the years ended June 30, 2010 and 2009 was $79,200, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2010 are as follows:

Year Ending June 30,
2011	$79,200
2012	79,200
2013	79,200
2014 and beyond	118,800

	$356,400

NOTE 8 - INCOME TAXES

The components of income tax benefit consist of:
	2010	2009
Current:
Federal	$(74,486)	$(51,950)
State	-	(9,162)
	(74,486)	(61,112)
Deferred:
Federal	(3,401)	(19,164)
State	(12,128)	(4,800)
	(15,529)	(23,964)

Total income tax benefit	$(90,015)	$(85,076)

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company's income taxes is as follows:

Loss before income taxes	$(286,100)	$(253,381)
Income tax benefit computed at the statutory rate	(111,579)	(98,819)
State income tax benefit, net of federal tax effect	(9,448)	(8,517)
Non-deductible expenses	10,901	2,969
Effect of graduated income tax rates	16,750	10,734
Prior year adjustment	3,361	8,557

Total income tax benefit	$(90,015)	$(85,076)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.  Deferred tax liabilities at June 30, 2010 and 2009 were $49,755 and $82,344, respectively.  The components of these amounts are as follows:

	2010	2009

Depreciation and miscellaneous	$7,677	$45,243
Amortization of goodwill	42,078	37,101

Net deferred tax liabilities	$49,755	$82,344

NOTE 9 - SEGMENT INFORMATION

We operate in two principal business segments: (1) construction-related products and (2) engineering services.  Performance of each segment is evaluated based on profit or loss from operations before income taxes.  These reportable segments are strategic business units that offer different products and services.  Summarized revenue and expense information by segment for the years ended June 30, 2010 and 2009 is as follows:

	2010	2009
Construction:
Sales	$2,034,292	$2,975,376
Cost of sales	(1,208,269)	(2,014,643)
Intersegment expenses	(45,563)	(50,970)
Intersegment revenues	24,000	24,000
Corporate and other expenses	(1,010,839)	(731,779)
Segment loss	$(206,379)	$(201,984)

Total assets	$2,035,654	$1,967,328
Capital expenditures	$24,208	$55,062
Depreciation		$123,226
Interest expense	$1,582	$1,582

Engineering:
Sales	$175,650	$221,783
Cost of sales	(158,073)	(176,290)
Intersegment revenues	45,563	50,970
Intersegment expenses	(24,000)	(24,000)
Corporate and other expenses	(28,846)	(106,142)
Segment income	$10,294	$33,679

Total assets	$370,549	$389,716
Capital expenditures	$850	$25,621
Depreciation	$12,275	$12,976
Interest expense	$-	$-

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2010 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his respective positions:

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

Shawn A. Callahan	Secretary/Treasurer/CFO, VP/General Manager
Education:	MBA Accounting, University of Phoenix
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

Based solely on a review of the forms received covering purchase and sale transactions in the Company's common stock during the fiscal year ended June 30, 2010, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan:

Summary Compensation Table
			Other	Restricted		Restricted
Fiscal	Annual		Compen-	Stock	LTIP	Stock
Year	Salary	Bonuses	sation	Awards	Options	Bonuses
		(1)	(2)	(3)	(4)	(4)
2010	$98,126	$2,400	-0-	-0-	-0-	-0-
2009	$81,832	-0-	-0-	-0-	-0-	-0-
2008	$84,032	$14,300	-0-	-0-	-0-	-0-

(1)	The dollar value of bonuses (cash and non-cash) received.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood's common stock as of September 15, 2010, based upon 12,231,797 shares outstanding:

Greater Than 5% Owners
Title of	Name and Address	No. of		Percent
Class	of Beneficial Owner	Shares		of Class
Common	Robert Callahan
	819 Naff Road	6,521,782	(1)	53.3%
	Boones Mill, VA 24065
Common	Ronald Shiflett
	638 Patti Road	2,101,282		17.2%
	Rocky Mount, VA 24151
(1) Includes direct and indirect interests. There are 5,998,750 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of September 15, 2010:

Management Ownership
Title of	Name and Address	No. of		Percent
Class	of Beneficial Owner	Shares		of Class
Common	Robert Callahan
	819 Naff Road	6,521,782	(1)	53.3%
Boones Mill, VA 24065
(1) Includes direct and indirect interests. There are 5,998,750 common shares included in this amount that are owned in the names of family members of Mr. Callahan.
Ownership of shares by directors and officers of Metwood as a group: 53.3%

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

During the year ended June 30, 2006, we entered into a sales and leaseback transaction with a related party.  We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash.  We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,600 per month over a ten-year term expiring December 31, 2014.  Rent expense charged to operations for the years ended June 30, 2010 and 2009 was $79,200, respectively.

Continued Education Loans were advanced to our CFO during the years ended June 30, 2010 and 2009 in the amounts of $13,626 and $13,805, respectively.  The outstanding balances at June 30, 2010 and 2009 were $8,575 and $2,914, respectively.  As of the date of the filing of this report, however, the outstanding balance is  $-0-.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by Traci J. Anderson, CPA; Lake & Associates, CPAs, PA; and Bongiovanni & Associates, CPAs for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2010 and 2009:

	2010	2009
Audit fees	$12,500	$12,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	3,800	-

Total fees	$16,300	$12,500

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

Date: September 15, 2010 /s/ Robert M. Callahan
Robert M. Callahan
President, CEO and Director

Date: September 15, 2010 /s/ Shawn A. Callahan
Shawn A. Callahan
Secretary/Treasurer/CFO and Director