Form 10-Q
period 2010-09-30
METWOOD INC
filed 2010-11-08
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of October 31, 2010, the number of shares outstanding of the registrant's common stock,
$0.001 par value (the only class of voting stock), was 12,231,797 shares.

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB

PART I - FINANCIAL INFORMATION		Page(s)

Item 1	Financial Statements

	Consolidated Balance Sheets As of September 30, 2010 (Unaudited) and June 30, 2010	3-4

	Consolidated Statements of Income (Unaudited) for the Three Months Ended September 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7-9

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	14

Signatures		15

Index to Exhibits		16

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	September 30,	June 30,
	2010	2010
ASSETS

Current Assets
Cash and cash equivalents	$383,518	$403,512
Accounts receivable, net	249,620	297,828
Inventory	1,002,952	938,878
Recoverable income taxes	101,190	84,383
Other current assets	56,882	53,329

Total current assets	1,794,162	1,777,930

Property and Equipment
Leasehold and land improvements	210,437	210,437
Furniture, fixtures and equipment	97,766	97,766
Computer hardware, software and peripherals	155,924	155,924
Machinery and shop equipment	356,866	356,166
Vehicles	373,591	380,834
	1,194,584	1,201,127
Less accumulated depreciation	(843,287)	(825,942)

Net property and equipment	351,297	375,185

Goodwill	253,088	253,088

TOTAL ASSETS	$2,398,547	$2,406,203

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	September 30,	June 30,
	2010	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$169,287	$148,661
Accrued expenses	39,762	39,414

Total current liabilities	209,049	188,075

Long-term Liabilities
Due to related company	166,029	175,027
Deferred income taxes, net	46,691	49,755

Total long-term liabilities	212,720	224,782

Total liabilities	421,769	412,857

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at September 30, 2010	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	420,270	436,838

Total stockholders' equity	1,976,778	1,993,346

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,398,547	$2,406,203

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2010	2009
REVENUES

Construction sales	$680,791	$557,716
Engineering sales	57,629	44,411
Gross sales	738,420	602,127

Cost of construction sales	447,796	350,908
Cost of engineering sales	39,011	41,620
Gross cost of sales	486,807	392,528

Gross profit	251,613	209,599

ADMINISTRATIVE EXPENSES
Advertising	14,717	19,317
Depreciation	10,973	13,534
Insurance	4,475	11,871
Payroll expenses	151,627	153,943
Professional fees	24,773	19,462
Rent	19,800	19,800
Travel	5,225	4,776
Vehicle	10,132	8,814
Other	49,769	32,595
Total administrative expenses	291,491	284,112

Operating loss	(39,878)	(74,513)

Other income	3,439	7,938

Loss before income tax benefit	(36,439)	(66,575)

Income tax benefit	(19,871)	(29,036)

Net loss from operations	$(16,568)	$(37,539)

Basic and diluted earnings per share	**	**

Weighted average number of shares	12,231,797	12,231,797

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2010	2009
OPERATIONS
Net loss	$(16,568)	$(37,539)
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	17,345	26,391
Reversal of deferred income taxes	(3,064)	(4,930)
(Increase) decrease in operating assets:
Accounts receivable	63,408	(36,599)
Inventory	(64,074)	6,183
Recoverable income taxes	(16,807)	(24,106)
Other operating assets	(18,753)	9,945
Increase in operating liabilities:
Accounts payable and accrued expenses	20,974	41,725
Net cash used for operating activities	(17,539)	(18,930)

INVESTING
Property, plant and equipment:
Purchases	(2,557)	(4,076)
Disposals	9,100	-
Net cash provided from (used for) investing activities	6,543	(4,076)

FINANCING
Decrease in borrowings from related party	(8,998)	-
Net cash used for financing activities	(8,998)	-

Net decrease in cash	(19,994)	(23,006)

Cash, beginning of the year	403,512	199,868

Cash, end of the period	$383,518	$176,862

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2011.

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

Accounts Receivable  - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition.  We perform ongoing credit evaluations of our customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At September 30, 2010, the allowance for doubtful accounts was $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible.  For the three months ended September 30, 2010,  the amount of bad debts charged off was $34,157.  For the three months ended September 30, 2009, the amount of bad debts charged off was $-0-.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through September 30, 2010.

Patents - We have been assigned several key product patents developed by certain Company officers.  No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

In December 2009, the FASB issued Accounting Standards Update 2009-16 (ASU 2009-16), Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, which improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues  to be exposed to because of its continuing involvement in  transferred financial assets.    Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The pending content that links to this paragraph is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim  periods within  that first annual reporting period and interim and annualreporting periods thereafter. This Update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. It requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. This Update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption did not have a material effect on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

Net loss and earnings per share for the three months ending September 30, 2010 and 2009 are as follows:

	For the Three Months Ended
	September 30,
	2010			2009
Net loss		$(16,568)			$(37,539)
Earnings per share - basic and fully diluted	$		**	$		**
Weighted average number of shares		12,231,797			12,231,797

**Less than $0.01

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three September 30, 2010 and 2009 are summarized as follows:
	For the Three Months Ended
	September 30,
		2010			2009
Cash paid for:
Income taxes		$--			$--
Interest		$--			$--

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three months ended September 30, 2010 and 2009. For the three months ended September 30, 2010 and 2009, the Company had sales of $8,440 and $32,020, respectively, to the company referred to above. As of September 30, 2010 and 2009, the related receivables were $-0- and $2,916, respectively. Additionally, the balance owed at September 30, 2010 to the related company on a loan obtained in a previous period was $166,029. See also Note 8.

NOTE 6 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at September 30, 2010 and 2009 was $-0-.

NOTE 7 - SEGMENT INFORMATION

We operate in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three months ended September 30, 2010 and 2009, as excerpted from internal management reports, is as follows:

	For the Three Months Ended
	September 30,
Construction:	2010	2009
Sales	$680,791	$557,716
Intersegment expenses	(5,505)	(12,540)
Cost of sales	(447,796)	(350,908)
Corporate and other expenses	(250,764)	(234,424)
Segment income	$(23,274)	$(40,156)

Engineering:
Sales	$57,629	$44,411
Intersegment revenues	5,505	12,540
Cost of sales	(39,011)	(41,260)
Corporate and other expenses	(17,417)	(13,074)
Segment income (loss)	$6,706	$2,617

NOTE 8 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,600. The lease expires on December 31, 2014. For the three months ended September 30, 2010 and 2009, we recognized rental expense for these spaces of $19,800.

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

In October 2010, Metwood signed a letter of intent with Nuconsteel ("Nucon"), a Nucor company, to team with Nucon to increase our sales of the TUFFBEAM, TUFFJOIST, and RIMBEAM ("products").  We will provide, among other things, an unrestricted, exclusive license (except for defined Metwood territory) to Nucon to sell and manufacture all current and future products.  Nucon will pay us a royalty for all products manufactured by Nucon and their sub-licensees and will sell us Nucon's complete line of NUJOIST product at the most favorable pricing.  Nucon will also integrate Metwood into the Nucon Fabrication Network.  Nucon will provide us with certain equipment in exchange for the exclusive rights granted in the agreement.  The agreement will be in effect for two years with renewals for additional periods of one year.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers.  The light-gage metal used by the Company is supplied primarily by Nuconsteel, Clark Western, and Wheeling Corrugating.  Our main source of lumber is BlueLinx.  Nucor Bar Mill provides the majority of our rebar.  Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability.  We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our customers.

Dependence on One or a Few Major Customers

For the three months ending September 30, 2010, sales to 84 Lumber, Craftsman Construction, Davenport Development, and ProBuild Company, LLC each had sales of from 6% to 13% of total sales.  For the three months ending September 30, 2009, sales to Price Buildings and Probuild East, LLC each accounted for approximately 9% of total sales; no other customer accounted for more than 5% of sales.

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

Time Spent During the Last Two Fiscal Years on Research and Development Activities

Approximately fifteen percent of our time and resources has been spent during the last two fiscal years researching and developing its metal/wood products, new product lines, and new patents.

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

The Company had twenty-two employees at September 30, 2010, all of whom were full time.

Results of Operations

Net Loss

We had a net loss of $16,568 for the three months ended September 30, 2010, compared to a net loss of $37,539 for the three months ended September 30, 2009, a decrease of $20,971.  The decrease in net loss for the three months ended September 30, 2010 compared to 2009 resulted from a 23% growth in total sales comparing the two periods.  Construction sales increased 22% comparing 2010 to 2009, and engineering sales increased 30% comparing 2010 to 2009.  Overall gross profit increased 20% comparing the three months ended September 30, 2010 and September 30, 2009.  Administrative expenses increased 3% comparing the three months ended September 30, 2010 to the same period in 2009.

Management is currently discussing the possibility of taking the Company private as a means of rasing capital, improving the bottom line, and removing the high compliance costs incurred as a public company.  The present economic environment may make privatization the best option as the Company goes forward.

Sales

Revenues were $738,420 for the three months ended September 30, 2010 compared to $602,127 for the same period in 2009, an increase of  of $136,293, or 23%.  The sales increase for the three-month period in 2010 versus 2009 was in part a result of a large project in the Cayman Islands.  Although we have sold product in over thirty states, our local market remains down more than 30% compared to the construction industry boom-year peak in 2006.  According to the closely watched McGraw-Hill Construction forecast, however, the value of new projects that start construction is expected to climb in 2011, an 8% rise from this year when that figure hit a post-recession low. The potential for increased sales volume as we go forward is enhanced by the fact that we are now an authorized fabricator for the NUTRUSS light-gauge steel truss system, begun in January 2010.

Expenses

Total administrative expenses were $291,491 for the three months ended September 30, 2010, versus $284,112 for the three months ended September 30, 2009, an increase of $7,379, or 3%.

Liquidity and Capital Reserves

On September 30, 2010, we had cash of $383,518 and working capital of $1,585,113.  Net cash used for operating activities was $17,539 for the three months ended September 30, 2010 compared to net cash used for operating activities of $18,930 for the three months ended September 30, 2009.

Cash provided from investing activities was $6,543 for the three months ended September 30, 2010, compared to cash used of $4,076 during the same period in the prior year.  Cash flows used in investing activities for the current period were for shop equipment ($700) and vehicles ($1,857), less disposals of $9,100.

Cash used in financing activities was $8,998 for the three months ended September 30, 2010 compared to cash used of $-0- for the period ended September 30, 2009.  The cash used in 2010 was to pay down the Company's related-party debt.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2010 /s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: October 31, 2010 /s/ Shawn A. Callahan
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