Form 10-Q
period 2010-12-31
METWOOD INC
filed 2011-02-03
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

As of February 10, 2011, the number of shares outstanding of the registrant's common stock,
$0.001 par value (the only class of voting stock), was 12,231,797 shares.

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB
PART I - FINANCIAL INFORMATION		Page(s)

Item 1	Financial Statements

	Consolidated Balance Sheets As of December 31, 2010 (Unaudited) and June 30, 2010	1-2

	Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended December 31, 2010 and 2009	3

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2010 and 2009	4

	Notes to Consolidated Financial Statements	5-6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4	Controls and Procedures	9

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	10

Signatures		10

Index to Exhibits		11

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	December 31,	June 30,
	2010	2010
ASSETS

Current Assets
Cash and cash equivalents	$166,639	$403,512
Accounts receivable, net	175,579	297,828
Inventory	1,003,203	938,878
Recoverable income taxes	138,267	84,383
Other current assets	40,680	53,329

Total current assets	1,524,368	1,777,930

Property and Equipment
Leasehold and land improvements	210,437	210,437
Furniture, fixtures and equipment	98,208	97,766
Computer hardware, software and peripherals	157,068	155,924
Machinery and shop equipment	441,188	356,166
Vehicles	384,432	380,834
	1,291,333	1,201,127
Less accumulated depreciation	(870,625)	(825,942)

Net property and equipment	420,708	375,185

Goodwill	253,088	253,088

TOTAL ASSETS	$2,198,164	$2,406,203

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	December 31,	June 30,
	2010	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$54,928	$188,075

Total current liabilities	54,928	188,075

Long-term Liabilities
Due to related company	147,302	175,027
Deferred income taxes, net	41,430	49,755

Total long-term liabilities	188,732	224,782

Total liabilities	243,660	412,857

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at December 31, 2009	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	397,996	436,838

Total stockholders' equity	1,954,504	1,993,346

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,198,164	$2,406,203

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
REVENUES

Construction sales	$522,927	$504,661	$1,203,718	$1,062,376
Engineering sales	32,725	48,181	90,354	92,592
Gross sales	555,652	552,842	1,294,072	1,154,968

Cost of construction sales	283,757	327,022	731,553	677,930
Cost of engineering sales	42,726	42,300	81,737	83,919
Gross cost of sales	326,483	369,322	813,290	761,849

Gross profit	229,169	183,520	480,782	393,119

ADMINISTRATIVE EXPENSES
Advertising	35,280	22,576	49,997	41,894
Depreciation	9,185	13,121	19,435	26,654
Insurance	5,118	9,159	9,593	21,030
Payroll expenses	144,293	151,165	295,920	305,107
Professional fees	6,545	13,712	31,318	33,175
Rent	19,800	19,800	39,600	39,600
Repairs and maintenance	14,484	3,238	22,520	6,812
Travel	5,482	5,702	10,707	10,478
Vehicle	12,981	14,203	23,113	23,017
Other	44,527	35,773	86,983	64,794
Total administrative expenses	297,695	288,449	589,186	572,561

Operating loss	(68,526)	(104,929)	(108,404)	(179,443)

Other income	3,914	7,497	7,353	15,521

Loss before income taxes	(64,612)	(97,432)	(101,051)	(163,922)

Income tax benefit	(42,338)	(11,693)	(62,209)	(40,654)

Net loss from operations	$(22,274)	$(85,739)	$(38,842)	$(123,268)

Basic and diluted deficit per share	**	**	$-	$(0.01)

Weighted average number of shares	12,231,797	12,231,797	12,231,797	12,231,797

**Less than $0.01

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2010	2009
OPERATIONS
Net loss	$(38,842)	$(123,268)
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	44,683	56,073
Provision for (reversal of) deferred income taxes	(8,325)	(19,378)
(Increase) decrease in operating assets:
Accounts receivable	135,449	93,667
Inventory	(64,325)	67,340
Recoverable income taxes	(53,884)	(16,410)
Other operating assets	(551)	19,867
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(133,147)	2,810
Net cash (used for) from operating activities	(118,942)	80,701

INVESTING
Capital expenditures	(90,206)	(6,111)
Net cash used for investing activities	(90,206)	(6,111)

FINANCING
Decrease in borrowings from related party	(27,725)	-
Net cash used for financing activities	(27,725)	-

Net increase (decrease) in cash	(236,873)	74,590

Cash, beginning of the year	403,512	199,868

Cash, end of the period	$166,639	$274,458

See accompanying notes to consolidated financial statements

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2011.

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

Accounts Receivable  - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition.  We perform ongoing credit evaluations of our customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At December 31, 2010, the allowance for doubtful accounts was $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible.  For the three and six months ended December 31, 2010,  the amount of bad debts charged off was $1,587 and $35,744, respectively.  For the three and six months ended December 31, 2009, bad debts charged off was $-0-.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2010.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  Research and development costs for the three months ended December 31, 2010 and 2009 were $3,914 and $960, respectively.  For the six months ended December 31, 2010 and 2009, research and development costs were $5,700 and $960, respectively.

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

Recent Accounting Pronouncements - In December 2009, the FASB issued Accounting Standards Update 2009-16 (ASU 2009-16), Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, which improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues  to be exposed to because of its continuing involvement in  transferred financial assets.    Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The pending content that links to this paragraph is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim  periods within  that first annual reporting period and interim and annual reporting periods thereafter. This Update has not had a material impact on the Company’s consolidated financial statements.

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

Management does not believe that any other recently issued accounting pronouncements would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ended December 31, 2010 and 2009 are as follows:

	For the Three Months Ended December 31,						For the Six Months Ended December 31,

	2010			2009			2010			2009

Net income (loss)		$(22,274)			$(85,739)			$(38,842)		$(123,268)
Earnings per share - basic and fully diluted	$		**	$		**	$		**	$(0.01)
Weighted average number of shares		12,231,797			12,231,797			12,231,797		12,231,797

**Less than $0.01

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and six months ended December 31, 2010 and 2009 are summarized as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

	2010	2009	2010	2009
Cash paid for:
Income taxes	$--	$--	$--	$--
Interest	$--	$--	$--	$--

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services.  There were no fees paid to the related company for the three and six months ended December 31, 2010 and 2009.  For the three months ended December 31, 2010 and 2009, we had sales of $90,482 and $2,696, respectively, to the company referred to above.  For the six months ended December 31, 2010 and 2009, we had sales of $98,922 and $5,412 to the company.  As of December 31, 2010 and 2009, the related receivable was $-0- and $1,961, respectively.  See also Note 8.

NOTE 6 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at December 31, 2010 and 2009 was $-0-.

NOTE 7 - SEGMENT INFORMATION
We operate in two principal business segments: (1) construction-related products and (2) engineering services.  Performance of each segment is evaluated based on profit or loss from operations before income taxes.  These reportable segments are strategic business units that offer different products and services.  Summarized revenue and expense information by segment for the three and six months ended December 31, 2010 and 2009, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Construction:	2010	2009	2010	2009

Sales	$522,927	$504,661	$1,203,718	$1,062,376
Intersegment expenses	(5,165)	(6,570)	(10,670)	(19,110)
Cost of sales	(283,757)	(327,022)	(731,553)	(677,930)
Corporate and other expenses	(251,124)	(253,397)	(501,888)	(487,811)
Segment income (loss)	$(17,119)	$(82,328)	$(40,393)	$(122,475)

Engineering:
Sales	$32,725	$48,181	$90,354	$92,592
Intersegment revenues	5,165	6,570	10,670	19,110
Cost of sales	(42,726)	(42,300)	(81,737)	(83,919)
Corporate and other expenses	(6,919)	(15,862)	(24,336)	(28,576)
Segment income (loss)	$(11,755)	$(3,411)	$(5,049)	$(793)

NOTE 8 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership.  The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,600.  The lease expires on December 31, 2014. For the three and six months ended December 31, 2010 and 2009, we recognized rental expense for these spaces of $19,800 and $39,600, respectively.

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

Dependence on One or a Few Major Customers

For the three and six months ended December 31, 2010 and 2009, sales to certain customers amounted to more than 5% of total sales.  Those customers and the related percent of sales greater than 5% were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
84 Lumber	6%	6%	6%	-
Craftman Construction	-	-	6%	-
Davenport Development	-	-	7%	-
Pacific Polysteel	-	6%	-	7%
Price Buildings	-	20%	-	14%
Probuild Co., LLC	6%	7%	-	8%
Straco, Inc.	-	6%	-	-

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

Number of Total Employees and Number of Full-Time Employees

The Company had twenty-one employees at December 31, 2010, all of whom were full time.

Results of Operations

Net Loss

We had a net loss of $22,274 for the three months ended December 31, 2010, versus a net loss of $85,739 for the three months ended December 31, 2009, a decrease of $63,465.  This decrease in net loss was attributable primarily to cost savings in materials.  Construction sales increased 4% comparing 2010 to 2009; as a percentage of construction sales, cost of goods sold declined from 64% to 54% comparing 2010 to 2009.  Engineering sales decreased 32% comparing 2010 to 2009, further contributing to the net loss for the quarter. Additionally, as a percentage of engineering sales, the cost of engineering sales increased from 88% to 130% comparing 2010 to 2009.  Administrative expenses increased 3% comparing the three months ended December 31, 2010 to the same period in 2009.  This increase did not significantly impact the bottom line for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009.

For the six months ended December 31, 2010 and 2009, we went from a net loss of $123,268 to a net loss of $38,842, a decrease in loss of $84,426 comparing the two periods.  Gross sales improved between the two periods, and though cost of sales did increase comparing 2010 and 2009, gross profit still improved $87,663, or 22%, for the six months ended December 31, 2010 compared to 2009.

Management is currently discussing the possibility of taking the Company private as a means of raising capital, improving the bottom line, and removing the high compliance costs incurred as a public company.  The present economic environment may make privatization the best option as the Company goes forward.

Sales

Revenues were $555,652 for the three months ended December 31, 2010 compared to $552,842 for the same period in 2009, an increase of $2,810, or 1%.  For the six-month periods ended December 31, 2010 and 2009, sales were $1,294,072 and $1,154,968, respectively, an increase of $139,104, or 12%.  The sales increase for both the three-month and six-month periods in 2010 versus 2009 were not significant enough to reflect an upturn in the overall economy; however, the Company remains optimistic that it may portend an improving building industry .  Although we have sold product in over twenty-five states since July 2007, our local market nonetheless remains down more than 30%.  The potential for increased sales volume as we go forward is enhanced by the fact that we are now an authorized fabricator for the NUTRUSS light-gauge steel truss system, begun in March 2010.

Expenses

Total administrative expenses were $297,695 for the three months ended December 31, 2010, versus $288,449 for the three months ended December 31, 2009, an increase of $9,246.  For the six months ended December 31, 2010, administrative expenses were $589,186 compared to $572,562 for the six months ended December 31, 2009.  The biggest increase occurred in other expenses.

Liquidity and Capital Reserves

On December 31, 2010, we had cash of $166,639 and working capital of $1,469,440.  Net cash used in operating activities was $118,942 for the six months ended December 31, 2010 compared to net cash from operating activities of $80,701 for the six months ended December 31, 2009.  The lower provision of cash from operating activities in the current year resulted primarily from the decrease in accounts payable, recoverable income taxes and inventory.

Cash used in investing activities was $90,206 for the six months ended December 31, 2010, compared to cash used of $6,111 during the same period in the prior year.  Cash flows used in investing activities for the current period were for shop equipment ($85,022); computers and computer software ($1,145); furniture and fixtures ($442); and vehicles ($12,697).

Cash used in financing activities was $27,725 for the six months ended December 31, 2010 compared to cash used of $-0- for the period ended December 31, 2009.  The net cash used in 2010 was to pay off borrowings from a related party.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 3, 2011 /s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: February 3, 2011 /s/ Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3 (i)*	Articles of Incorporation

3(ii)**	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

*Incorporated by reference on Form 8-K, filed February 16, 2000

**Incorporated by reference on Form 8-K, filed February 16, 2000