Form 10-Q
period 2011-03-31
METWOOD INC
filed 2011-05-12
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [ X ] No [ ]

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

As of May 9, 2011, the number of shares outstanding of the registrant's common stock,
$0.001 par value (the only class of voting stock), was 12,231,797 shares

(1)

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-QSB

PART I - FINANCIAL INFORMATION		Page(s)

Item 1	Financial Statements

	Consolidated Balance Sheets As of March 31, 2011 (Unaudited)	3-4
	and June 30, 2010

	Consolidated Statements of Income (Unaudited) for the Three and Nine Months	5
	Ended March 31, 2011 and 2010

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months	6
	Ended March 31, 2011 and 2010

	Notes to Consolidated Financial Statements	7-11

Item 2	Management's Discussion and Analysis of Financial Condition	12
	and Results of Operations

Item 4	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	18

Signatures		18

Index to Exhibits		19

(2)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	June 30,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$58,096	$403,512
Accounts receivable, net	245,851	297,828
Inventory	920,370	938,878
Recoverable income taxes	169,547	84,383
Other current assets	38,198	53,329

Total current assets	1,432,062	1,777,930

Property and Equipment
Leasehold and land improvements	322,843	210,437
Furniture, fixtures and equipment	98,208	97,766
Computer hardware, software and peripherals	157,068	155,924
Machinery and shop equipment	457,688	356,166
Vehicles	418,243	380,834
	1,454,050	1,201,127
Less accumulated depreciation	(900,738)	(825,942)

Net property and equipment	553,312	375,185

Goodwill	253,088	253,088

TOTAL ASSETS	$2,238,462	$2,406,203

See accompanying notes to consolidated financial statements.

(3)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	March 31,	June 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$138,341	$188,075

Total current liabilities	138,341	188,075

Long-term Liabilities
Due to related company	137,174	175,027
Deferred income taxes, net	41,978	49,755

Total long-term liabilities	179,152	224,782

Total liabilities	317,493	412,857

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at March 31, 2011	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	364,461	436,838

Total stockholders' equity	1,920,969	1,993,346

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,238,462	$2,406,203

See accompanying notes to consolidated financial statements.

(4)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
REVENUES

Construction sales	$411,432	$407,207	$1,615,149	$1,469,584
Engineering sales	48,834	48,006	139,188	140,598
Gross sales	460,266	455,213	1,754,337	1,610,182

Cost of construction sales	260,715	196,141	992,267	874,071
Cost of engineering sales	43,769	37,595	126,501	121,515
Gross cost of sales	304,484	233,736	1,118,768	995,586

Gross profit	155,782	221,477	635,569	614,596

ADMINISTRATIVE EXPENSES
Advertising	8,106	14,476	58,103	56,370
Bad debt provision	—	42,784	—	42,764
Depreciation	9,991	12,559	29,426	39,213
Payroll expenses	142,333	165,559	438,254	470,667
Rent	19,800	19,800	59,400	59,400
Other	42,434	70,492	225,671	229,817
Total administrative expenses	222,664	325,670	810,854	898,231

Operating loss	(66,882)	(104,193)	(175,285)	(283,635)

Other income	2,614	7,100	9,967	22,536

Loss before income taxes	(64,268)	(97,093)	(165,318)	(261,099)

Income tax benefit	(30,732)	(60,671)	(92,941)	(101,400)

Net loss from operations	$(33,536)	$(36,422)	$(72,377)	$(159,699)

Basic and diluted deficit per share	**	**	$(0.01)	$(0.01)

Weighted average number of shares	12,231,797	12,231,797	12,231,797	12,231,797

**Less than $0.01

See accompanying notes to consolidated financial statements.

(5)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2011	2010
OPERATIONS
Net loss	$(72,377)	$(159,699)
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	74,796	84,162
Provision for (reversal of) deferred income taxes	(7,777)	(27,454)
(Increase) decrease in operating assets:
Accounts receivable	63,177	58,440
Inventory	18,508	(24,028)
Recoverable income taxes	(85,164)	(10,370)
Other operating assets	3,931	6,403
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(81,076)	81,077
Net cash (used for) from operating activities	(85,982)	8,531

INVESTING
Capital expenditures	(262,022)	(11,770)
Proceeds from disposal of assets	9,100	4,400
Net cash used for investing activities	(252,922)	(7,370)

FINANCING
Increase in net borrowings	31,342	—
Decrease in borrowings from related party	(37,854)	—
Net cash used for financing activities	(6,512)	—

Net increase (decrease) in cash	(345,416)	1,161

Cash, beginning of the year	403,512	199,868

Cash, end of the period	$58,096	$201,029

See accompanying notes to consolidated financial statements.

(6)

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Metwood, Inc. ("Metwood") was organized under the laws of the Commonwealth of Virginia on April 7, 1993. On June 30, 2000, Metwood entered into an Agreement and Plan of Reorganization in which the majority of its outstanding common stock was acquired by a publicly held Nevada shell corporation. The acquisition was a tax-free exchange for federal and state income tax purposes and was accounted for as a reverse merger in accordance with Accounting Principles Board ("APB") Opinion No. 16. Upon acquisition, the name of the shell corporation was changed to Metwood, Inc., and Metwood, Inc., the Virginia corporation, became a wholly owned subsidiary of Metwood, Inc., the Nevada corporation. The publicly traded shell corporation had not had a material operating history for several years prior to the merger

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of the Company's common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1.00 per share. One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition. The transaction was accounted for under the purchase method of accounting. Liabilities assumed at the date of acquisition were identified, paid and added to goodwill

The consolidated company ("the Company") provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

(7)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2011.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2011, the allowance for doubtful accounts was $5,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible. For the three and nine months ended March 31, 2011, the amount of bad debts charged off was $2,148 and $37,893, respectively. For the three and nine months ended March 31, 2010, bad debts charged off was $17,784 and $17,764, respectively.

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

Goodwill - We account for goodwill and intangibles under ASC 350, “Intangibles – Goodwill and Other.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. We performed our required annual goodwill impairment test as of June 30, 2010 using discounted cash flow estimates and found that there was no impairment of goodwill.

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through March 31, 2011.

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

(8)

Income Taxes - Income taxes are accounted for in accordance with ASC 740, "Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carryforwards, where applicable. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended March 31, 2011 and 2010 were $2,131 and $5,310, respectively. For the nine months ended March 31, 2011 and 2010, research and development costs were $7,831 and $6,270, respectively.

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

Recent Accounting Pronouncements - In December 2010, ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force),” addressed questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. The adoption of ASU 2010-28 did not have a material effect on our consolidated financial statements.

Also in December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, effective for periods beginning on or after December 15, 2010. This amendment affects any public entity as defined by Topic 805, “Business Combinations” that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred in the current period had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 did not have a material impact on our financial statements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a material impact on our consolidated financial statements

In April 2010, the FASB issued authoritative guidance which clarifies the “Stock Compensation” guidance (ASC 718). This guidance clarifies the accounting for certain employee share-based payment awards. Awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades would not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This accounting guidance is effective for accounting periods beginning on or after December 15, 2010, with earlier application permitted. The Company does not believe the impact of this guidance on the Company’s consolidated financial statements will be material

In March 2010, the FASB issued authoritative guidance which clarifies the “Embedded Derivatives” guidance (ASC 815). All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments. The amendments in this update are effective for interim periods beginning after June 15, 2010. The adoption of this update has not had a material impact on the Company’s consolidated financial statements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. It requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the

(9)

reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. This Update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption did not have a material effect on our consolidated financial statements

Management does not believe that any other recently issued accounting pronouncements would have a material effect on the accompanying consolidated financial statements

NOTE 3 - EARNINGS PER SHARE

Net loss and deficit per share for the three and nine months ended March 31, 2011 and 2010 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net loss	$ (33,536)	$ (36,422)	$ (72,377)	$ (159,699)
Deficit per share - basic and fully diluted	$ **	$ **	$ (0.01)	$ (0.01)
Weighted average number of shares	12,231,797	12,231,797	12,231,797	12,231,797

**Less than $0.01

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2011 and 2010 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cash paid for:
Income taxes	$ --	$ --	$ --	$ --
Interest	$ --	$ --	$ --	$ --

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three and nine months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010, we had sales of $10,129 and $6,478, respectively, to the company referred to above. For the nine months ended March 31, 2011 and 2010, we had sales of $109,051 and $11,890 to the company. As of March 31, 2011 and 2010, the related receivable was $-0- and $6,478, respectively. See also Note 8

(10)

NOTE 6 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The current interest rate is prime plus .50%. The balance outstanding at March 31, 2011 and 2010 was $-0-

NOTE 7 - SEGMENT INFORMATION

We operate in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and nine months ended March 31, 2011 and 2010, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Construction:	2011	2010	2011	2010
Sales	$ 411,432	$ 407,207	$ 1,615,149	$ 1,469,584
Intersegment expenses	(5,783)	(23,936)	(16,453)	(43,046)
Cost of sales	(260,715)	(196,141)	(992,267)	(874,071)
Corporate and other expenses	(175,960)	(241,345)	(671,247)	(729,166)
Segment income (loss)	$ (31,026)	$ (54,215)	$ (64,818)	$ (176,699)

Engineering:
Sales	$ 48,834	$ 48,006	$ 139,188	$ 140,598
Intersegment revenues	5,783	23,936	16,453	43,046
Cost of sales	(43,769)	(37,595)	(126,501)	(121,515)
Corporate and other expenses	(13,358)	(16,554)	(36,699)	(45,129)
Segment income (loss)	$ (2,510)	$ 17,793	$ (7,559)	$ 17,000

NOTE 8 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,600. The lease expires on December 31, 2014. For the three months ended March 31, 2011 and 2010, we recognized rental expense for these spaces of $19,800.. For the nine months ended March 31, 2011 and 2010, we recognized rental expense for these spaces of $59,400

(11)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

With the exception of historical facts stated herein, the matters discussed in this report are "forward-looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward-looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward-looking" statements, which are by their nature, uncertain as reliable indicators of future performance

Description of Business

Background

As discussed in detail in Note 1, we were incorporated under the laws of the Commonwealth of Virginia on April 7, 1993 and, on June 30, 2000, entered into a reverse merger in which it became the wholly owned subsidiary of a public Nevada shell corporation, renamed Metwood, Inc. Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC in a transaction accounted for under the purchase method of accounting

Principal Products/Services and Markets

Metwood
Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a "stick-built" construction method where components are laid out and assembled with nails and screws. The Company's founders, Robert ("Mike") Callahan and Ronald Shiflett, saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners

Metwood manufactures light-gage steel construction materials, usually combined with wood or wood fasteners, for use in residential and commercial applications in place of more conventional wood products, which are inferior in terms of strength and durability. The steel and steel/wood products allow structures to be built with increased load strength and structural integrity and fewer support beams or support configurations, thereby allowing for structural designs that are not possible with wood-only products

Metwood's primary products and services are:
· Girders and headers	· Garage, deck and porch concrete pour-over systems
· Floor joists	· Garage and post-and-beam buildings
· Floor joist reinforcers	· Engineering, design and custom building services
· Roof and floor trusses

(12)

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

Providence also performs a variety of structural design and analysis work, successfully providing solutions for many projects, including retaining walls, residential framing, commercial building framing, light-gage steel fabrication drawings, metal building retrofits and additions, mezzanines, and seismic anchors and restraints

Providence has designed numerous foundations for a variety of structures. Its foundation design expertise includes metal building foundations, traditional building construction foundations, atypical foundations for residential structures, tower foundations, and sign foundations for a variety of uses and applications

Providence has also designed and drafted full building plans for several applications. When subcontracting with local professional firms, Providence has the ability to provide basic architectural, mechanical, electrical, and detailed civil and structural design services for these facilities

Providence has reviewed designs by manufacturers for a variety of structures and structural components, including retaining walls, radio towers, tower foundations, sign foundations, timber trusses, light-gage steel trusses, and light-gage steel beams. This service enables clients to take generic designs and have them certified and approved for construction in the desired locality

Distribution Methods of Products and Services

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

Metwood intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license the Company'stechnology and products to increase its distribution outside of Virginia, North Carolina and the South.

(13)

Status of Publicly Announced New Products or Services

We acquired four new patents through assignment from Robert Callahan and Ronald Shiflett, the patent holders. All four patents reflect various modifications to our Joist Reinforcing Bracket which will make it even easier for tradesmen to insert utility conduits through wood joists

In October 2010, Metwood signed a letter of intent with Nuconsteel ("Nucon"), a Nucor company, to team with Nucon to increase our sales of the TUFFBEAM, TUFFJOIST, and RIMBEAM ("products"). We will provide, among other things, an unrestricted, exclusive license (except for defined Metwood territory) to Nucon to sell and manufacture all current and future products. Nucon will pay us a royalty for all products manufactured by Nucon and their sub-licensees and will sell us Nucon's complete line of NUJOIST product at the most favorable pricing. Nucon will also integrate Metwood into the Nucon Fabrication Network. Nucon will provide us with certain equipment in exchange for the exclusive rights granted in the agreement. The agreement will be in effect for two years with renewals for additional periods of one year

Seasonality of Market

Our sales are subject to seasonal impacts, as our products are used in residential and commercial construction projects which tend to be at peak levels in Virginia and North Carolina between the months of March and October. Accordingly, our sales are greater in our fourth and first fiscal quarters. We build an inventory of our products throughout the winter and spring to support our sales season. Due to the seasonality of our local market, we are continuing our efforts to expand into markets that are not so seasonally impacted. We have shipped projects to Florida, Georgia, South Carolina, Arizona, Washington, and more. These markets have some seasonality, but increased exposure in these markets wil help maintain stronger sales year round

Competition

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers. The light-gage metal used by the Company is supplied primarily by Nuconsteel, Clark Western, and Wheeling Corrugating. Our main source of lumber is BlueLinx. Nucor Bar Mill provides the majority of our rebar. Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability. We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our customers

(14)

Dependence on One or a Few Major Customers

For the three and nine months ended March 31, 2011 and 2010, sales to certain customers amounted to more than 5% of total sales. Those customers and the related percent of sales greater than 5% were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
84 Lumber	9%	9%	7%	6%
Capps Home Building	6%	-	-	-
Davenport Development	-	-	6%	-
Probuild Co., LLC	12%	9%	7%	8%
Southern Management Corporation	-	6%	-	-
Timber Truss	6%	9%	-	6%

Patents

The Company has nine U.S. Patents:

U.S. Patent Nos. 5,519,977 and 7,347,031, "Joist Reinforcing Bracket," a bracket that reinforces wooden joists with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit

U.S. Patent No. 5,625,997, "Composite Beam," a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners

U.S. Patent No. 5,832,691, "Composite Beam," a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners. This is a continuation-in-part of U.S. Patent No. 5,625,997

U.S. Patent No. 5,921,053, "Internally Reinforced Girder with Pierceable Nonmetal Components," a girder that includes a pair of c-shaped members secured together so as to form a hollow box, which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples

U.S. Patent Nos. D472,791S, D472,792S, D472,793S, and D477,210S, all modifications of Metwood's Reinforcing Bracket, which will be used for repairs of wood I-joists

(15)

Need for Government Approval of Principal Products

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

Time Spent During the Last Two Fiscal Years on Research and Development Activities

Approximately fifteen percent of our time and resources have been spent during the last two fiscal years researching and developing its metal/wood products, new product lines, and new patents

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel

Number of Total Employees and Number of Full-Time Employees

The Company had nineteen employees at March 31, 2011, all of whom were full time

Results of Operations

Net Loss

We had a net loss of $33,536 for the three months ended March 31, 2011, versus a net loss of $36,422 for the three months ended March 31, 2010, a decrease of $2,886. This decrease in net loss was attributable primarily to a decline in administrative expenses. Construction sales increased 1% comparing 2011 to 2010; as a percentage of construction sales, cost of goods sold increased from 48% to 63% comparing 2011 to 2010 due to material cost increase. The steel market has been very unstable and several increases have been implemented. Unfortunately, the company has not been able to pass along the increases to stay competitive in the markets.

Engineering sales increased 2% comparing 2011 to 2010. As a percentage of engineering sales, the cost of engineering sales increased from 78% to 90% comparing 2011 to 2010. Administrative expenses declined 31% comparing the three months ended March 31, 2011 to the same period in 2010.

For the nine months ended March 31, 2011 and 2010, we incurred losses of $72,377 and $159,699, respectively, a decrease in loss of $87,322 comparing the two periods. Gross sales improved 9% between the two periods, and though cost of sales did increase comparing 2011 and 2010, gross profit still improved $87,663, or 3%, for the nine months ended March 31, 2011 compared to 2010

Management is currently discussing the possibility of taking the Company private as a means of raising capital, improving the bottom line, and removing the high compliance costs incurred as a public company. The present economic environment may make privatization the best option as the Company goes forward

Sales

Revenues were $460,266 for the three months ended March 31, 2011 compared to $455,213 for the same period in 2010, an increase of $5,053, or 1%. For the nine-month periods ended March 31, 2011 and 2010, sales were $1,754,337 and $1,610,182, respectively, an increase of $144,155, or 9%. The sales increase for both the three-month and nine-month periods in 2011 versus 2010 were not significant enough to reflect an upturn in the overall economy; however, the Company remains optimistic that it may portend an improving building industry . Although we have sold product in over twenty-five states since July 2007, our local market nonetheless remains down more than 30%. The potential for increased sales volume as we go forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gauge steel truss system, begun in March 2008

Expenses

Total administrative expenses were $222,664 for the three months ended March 31, 2011, versus $325,670 for the three months ended March 31, 2010, a decrease of $106,006. For the nine months ended March 31, 2011, administrative expenses were $810,854 compared to $898,231 for the nine months ended March 31, 2010. Declines in the Company's bad debt provision and payroll expenses significantly contributed to the overall decrease

Liquidity and Capital Reserves

On March 31, 2011, we had cash of $58,096 and working capital of $1,293,721. Net cash used in operating activities was $85,982 for the nine months ended March 31, 2011 compared to net cash from operating activities of $8,531 for the nine months ended March 31, 2010. The lower provision of cash from operating activities in the current year resulted primarily from the decrease in accounts payable andrecoverable income taxes

Cash used in investing activities was $252,922 for the nine months ended March 31, 2011, compared to cash used of $7,370 during the same period in the prior year. Cash flows used in investing activities for the current period were for leasehold and land improvements ($112,405); shop equipment ($101,522); computers and computer software ($1,145); furniture and fixtures ($442); and vehicles ($46,508)

Cash used in financing activities was $6,512 for the nine months ended March 31, 2011 compared to cash used of $-0- for the period ended March 31, 2010.

(16)

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

(17)

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2010

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: May 9, 2011 /s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: May 9, 2011 /s/ Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer

(18)

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