Form 10-K
period 2011-06-30
METWOOD INC
filed 2011-09-14
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of December 31, 2010, the aggregate market value of the 12,231,797 common shares outstanding (based upon the average of the bid price ($.15) reported on the OTCQB Market) held by non-affiliates was $1,834,770

As of September 13, 2011, the number of shares outstanding of the registrant's common stock, $0.001 par value(the only class of voting stock), was 12,231,797 shares

(1)

METWOOD, INC. AND SUBSIDIARY
FORM 10-K

		Page

	PART I

Item 1	Description of Business	1
Item 1A	Risk Factors	5
Item 2	Properties	6
Item 3	Legal Proceedings	6
Item 4	Submission of Matters to a Vote of Security Holders	6

	PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters	6
	and Issuer Purchases of Equity Securities
Item 7	Management's Discussion and Analysis or Plan of Operation	7
Item 8	Financial Statements and Supplementary Data	10
Item 9	Changes in and Disagreements with Accountants on Accounting and	24
	Financial Disclosure
Item 9A	Controls and Procedures	24
Item 9B	Other Information	24

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	25
Item 11	Executive Compensation	27
Item 12	Security Ownership of Certain Beneficial Owners and Management	28
	and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence	29

Item 14	Principal Accounting Fees and Services	29

	PART IV

Item 15	Exhibits and Financial Statement Schedules	30

Signatures		31

(2)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management. Statements that are not historical in nature and which include such words as "anticipate," "estimate," "should," "expect," believe," "intend," and similar expressions are intended to identify forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act

PART I

Item 1. Description of Business

Business Development

The company was incorporated under the laws of the State of Wyoming on June 19, 1969. Following an involuntary dissolution for failure to file an annual report, the company was reinstated as a Wyoming corporation on October 14, 1999. On January 28, 2000, the company, through a majority shareholder vote, changed its domicile to Nevada through a merger with EMC Energies, Inc., a Nevada corporation. The Plan of Merger provided for the dissenting shareholders to be paid the amount, if any, to which they would be entitled under the Wyoming Corporation Statutes with respect to the rights of dissenting shareholders. The company also changed its par value to $.001 and the amount of authorized common stock to 100,000,000 shares

Prior to 1990, the company was engaged in the business of exploring for and producing oil and gas in the Rocky Mountain and mid-continental areas of the United States. The company liquidated substantially all of its assets in 1990 and was dormant until June 30, 2000, when it acquired, in a stock-for-stock, tax-free exchange, all of the outstanding common stock of a privately held Virginia corporation, Metwood, Inc. ("Metwood"), which was incorporated in 1993. See Form 8-K and attached exhibits filed August 11, 2000. Metwood has been in the metal and metal/wood construction materials manufacturing business since 1992. Following the acquisition, the company approved a name change from EMC Energies, Inc. to Metwood, Inc.

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood, paying $60,000 in cash and issuing 290,000 Metwood common shares to the two Providence shareholders (one of whom was also an officer and existing shareholder of Metwood prior to the acquisition). These shares were valued at the closing quoted stock price of $1.00 per share at the effective date of the purchase. On October 15, 2002, $15,000 additional cash was paid to one shareholder in exchange for the shareholder's surrender of 15,000 shares of Metwood stock, and $50,000 was paid to that shareholder in two installments of $25,000 each (on January 15 and April 15, 2004) for 275,000 shares. All of the originally issued 290,000 shares of Metwood stock were thus repurchased. The initial purchase transaction was accounted for under the purchase method of accounting

(3)

The consolidated company ("the Company," "We," "Us," "Our") provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia

Principal Products or Services and Markets

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

Our primary products and services are:

· Girders and headers	· Square structural columns
· Floor joists	· Garage, deck and porch concrete pourover systems
· Floor joist reinforcers	· Garage and post-and-beam buildings
· Roof and floor trusses and rafters	· Engineering, design and custom building services
· Metal framing

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

(4)

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

Our sales are primarily wholesale, directly to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company's products as an additional sales force. We are an authorized vendor for Lowe's, Home Depot, 84 Lumber, Stock Building Supply, ProBuild, and many more. We have several stocking dealers of our square columns and reinforcing products. We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships, we typically have a dealer to use. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license the Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South

Status of Publicly Announced New Products or Services

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

(5)

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers. The light-gage metal used by the Company is supplied primarily by Dietrich Industries, Nuconsteel, Clark Western, and Wheeling Corrugating. Our main source of lumber is BlueLinx. Nucor and Gerdau Amersteel provide the majority of our rebar. Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability. We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our buyers

Dependence on One or a Few Major Customers

For the fiscal years ending June 30, 2011 and 2010, no customer accounted for 10% or more of total sales.

Patents

The Company has nine U.S. Patents:

U.S. Patent Nos. 5,519,977 and 7,347,031, "Joist Reinforcing Bracket," a bracket that reinforces wooden joists with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit

U.S. Patent No. 5,625,997, "Composite Beam," a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners

U.S. Patent No. 5,832,691, a continuation in part of U.S. Patent No. 5,625,997, "Composite Beam," a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners

U.S. Patent No. 5,921,053, "Internally Reinforced Girder with Pierceable Nonmetal Components," a girder that includes a pair of "c"-shaped members secured together so as to form a hollow box which permits the girder to be secured within a building structure with conventional fasteners such as nails, screws and staples

U.S. Patent Nos. D472,791S; D472,792S; D472,793S; and D477,210S, all modifications of Metwood's Joist Reinforcing Bracket, which will be used for repairs of wood I-joists

(6)

Each of the above-mentioned patents was originally issued to the inventors and Company founders, Robert Callahan and Ronald B. Shiflett, who licensed these patents to us

Need for Government Approval of Principal Products

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

Time Spent During the Last Two Fiscal Years on Research and Development Activities

Approximately fifteen percent of our time and resources have been spent during the last two fiscal years researching and developing our metal/wood products, new product lines, and new patents

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel

Number of Total Employees and Number of Full-Time Employees

We had eighteen employees at June 30, 2011, all of whom were full time

Item 1A. Risk Factors

Our business is subject to various risks, including those described below. You should carefully consider the following risk factors and all other information contained in this Form 10-K. If any of the following events or outcomes actually occurs, our business, operating results, and financial conditions would likely suffer

Changing economic conditions could materially adversely affect us - Our operations and performance depend significantly on regional and national economic conditions and their impact on levels of spending by our customers and end users. Currently, those economic conditions have deteriorated and may remain depressed for the foreseeable future. These changing economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results

(7)

Current volatility and disruption in the capital and credit markets may continue to exert downward pressure on our stock price - The capital and credit markets have been experiencing extreme volatility and disruption over the past year. Stock markets in general, and our stock price in particular, have experienced significant volatility over the past year. Our stock recently traded at historic lows. In the future, there can be no assurance that price volatility in the stock markets in general will abate or that our stock price in particular will rise. Additionally, the volatility in the credit markets could impact our ability to access new financing

We have a history of operating losses and may incur future losses. We incurred a net loss of $86,262 for the fiscal year ended June 30, 2011 and $196,085 for the year ended June 30, 2010. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets

Item 2. Properties

During the year ended June 30, 2005, we sold our facilities to a related party for $600,000 and subsequently leased the facilities back under a long-term lease agreement. We now lease our facilities in Boones Mill, Virginia, which consist of corporate offices, warehouses, a garage/vehicle maintenance building, and other multi-use buildings. The condition of these buildings is very good

We do not invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities and therefore have no policies related to such investments

Item 3. Legal Proceedings

We are currently the complainant in two legal proceedings seeking to recover unpaid amounts from customers. We are not a party to any other legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the year

(8)

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock.  Based on the best bid price for our common stock at July 21, 2011 of $.22 per share (best ask price of $.43), the market value of shares held by non-affiliates would be $2,690,995.  There are no preferred shares authorized

Our common stock is currently listed on the OTCQB Market, the middle tier of the OTC marketplace, under the symbol "MTWD.OB."

The following table sets forth high and low bid information for each full quarterly period within the two most recent fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

Year Ended June 30, 2011	High	Bid
First Quarter	$0.25	$0.13
Second Quarter	$0.55	$0.11
Third Quarter	$0.43	$0.18
Fourth Quarter	$0.43	$0.21

Year Ended June 30, 2010
First Quarter	$1.80	$0.05
Second Quarter	$0.10	$0.07
Third Quarter	$0.26	$0.10
Fourth Quarter	$0.25	$0.03

Holders

The approximate number of holders of record of our common stock as of September 13, 2011 was 1,114. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years

Dividends

Per the negative covenants in our line-of-credit agreement, we are restricted from paying dividends when any debt remains outstanding on the lines. We have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Higher product demand would likely increase the need for more capital as inventory requirements grew, which could be met through borrowing or a stock offering. No decision has been made at the present time, however, as to which means might be used to raise capital

(9)

Results of Operations

Below are selected financial data for the years ended June 30, 2011 and 2010:

	2011	2010
Revenues	$2,212,757	$2,209,942
Net loss	$(86,262)	$(196,085)
Net loss per common share	$(0.01)	$(0.02)
Weighted average common
shares outstanding	12,231,797	12,231,797

At June 30, 2011 and 2010:

Total assets	$2,185,815	$2,406,203
Working capital	$1,250,111	$1,589,855
Shareholders' equity	$1,907,084	$1,993,346

No dividends have been declared or paid during the periods presented

Revenues and Cost of Sales - Consolidated gross sales increased slightly ($2,815, or less than 1%) for the year ended June 30, 2011 ("fiscal 2011") compared to the year ended June 30, 2010 ("fiscal 2010"). Construction sales consisted of product sales, engineering, delivery and installation fees and increased $14,224 (1%) comparing fiscal 2011 to 2010. Engineering sales consisted of fees for engineering services and declined $11,409 (6%) comparing fiscal 2011 to 2010. Gross profit increased $41,531 (5%) from fiscal 2010 to fiscal 2011

The slight sales increase for fiscal 2011 versus 2010 continues to reflect an ongoing general downtown in the building industry. Although we have sold product in over twenty-five states, our local market is down more than 50%. Now the commercial market is not overcoming some of the residential downturn. The potential for increased sales volume as the Company goes forward is enhanced by the fact that we now have two NUFRAME and one NUTRUSS 2.0 machines and that we are an authorized fabricator for the NUTRUSS light-gage steel truss system, begun in March 2010.

Cost of sales decreased $38,716 overall (3%) in fiscal 2011 compared to fiscal 2010.  On the construction side, cost of sales decreased $46,448 (4%), while cost of engineering sales increased $7,732 (5%).  The change in construction and engineering costs was proportional to the change in sales for the same period

Administrative expenses - These costs decreased $117,297, or 10%, to $1,040,238 in fiscal 2011 from $1,157,535 in fiscal 2010.  The decrease resulted from lower costs in nearly every category reported, notably payroll, insurance and travel expenses.  We are invested in decreasing expenditures where possible in order to maximize our net earnings.

(10)

Other Income - Other income in fiscal 2011 was13,135 (47%) lower than fiscal 2010. The decrease resulted primarily from lower customer finance charges

Income Taxes - In fiscal 2011 we recorded an income tax benefit of $54,145 compared to a tax benefit of $90,015 in fiscal 2010. An income tax benefit was recognized in both fiscal years because, in addition to the book loss experienced, temporary ("timing") differences between book and tax income gave rise to a higher tax loss, which will be carried forward and offset future taxable income. A deferred tax asset has been recorded to reflect the potential future benefit of such a carryforward. Since the realization of such an asset is uncertain, we have also recorded a valuation allowance to reduce this asset to its net realizable value. We decreased our deferred tax liability by $33,558 in 2011 due to a turnaround of deferred taxes previously recorded. The primary components of the deferred tax liability relate to timing differences between book and tax depreciation and the treatment of goodwill amortization.

Liquidity and Capital Reserves - Cash flows provided by operating activies in fiscal 2011 were $47,395 versus net cash used for operating activities of $73,541 in fiscal 2010, a change of $120,936. The increase in cash flows from operations was primarily attributable to decreases in inventory and an increase in depreciation and refundable income taxes. We also used approximately $271,000 for capital improvements and purchases of fixed assets. Financing activities in fiscal 2011 used $8,197 compared to $175,027 provided in fiscal 2010. The main use of funds in 2011 was from amounts repaid to a related party, while funds provided in 2010 in financing activities were from amounts loaned to us from a related party

We have historically funded our cash needs through operating income and credit line draws as needed. We will continue to rely on sales revenue as our main source of liquidity and will incur debt primarily to fund inventory purchases as sales growth produces increased product demand. Liquidity needs that cannot be met by current sales revenue may also arise in certain unusual circumstances such as has previously occurred when rain and snow significantly slowed construction activity and resulted in a corresponding decline in demand for our products. In those circumstances, debt may be added to meet our fixed costs and to maintain inventory in anticipation of a spurt in product demand that generally occurs once a weather-related slowdown has ended

On a long-term basis, we also anticipate that product demand will increase considerably as we continue to expand our marketing and advertising campaign, which may include the use of television, radio, print and internet advertising. Efforts are well underway to increase the number of out-of-state sales representatives/brokers who will market our products throughout the country. As sales increase, we can add a second shift to meet the additional product demand without having to use funds to expand our production facilities. If additional cash becomes necessary to fund our growth, we may raise this capital through an additional follow-on stock offering rather than taking on more debt. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future. If we are unable to raise additional capital as needed, our growth potential will be adversely affected, and we would have to significantly modify our plans

(11)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Metwood, Inc.

We have audited the accompanying consolidated balance sheets of Metwood, Inc. (a Nevada corporation) and subsidiary as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metwood, Inc. and subsidiary as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America

/s/ Bongiovanni & Associates, CPAs
Bongiovanni & Associates, CPAs
Cornelius, North Carolina

September 13, 2011

(12)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND 2010

	June 30,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$180,448	$403,512
Accounts receivable, net	240,581	297,828
Inventory	855,864	938,878
Recoverable income taxes	42,606	84,383
Other current assets	47,872	53,329

Total current assets	1,367,371	1,777,930

Property and Equipment
Leasehold improvements	259,490	168,338
Furniture, fixtures and equipment	98,458	97,766
Computer hardware, software and peripherals	159,261	155,924
Machinery and shop equipment	457,688	356,166
Vehicles	420,533	380,834
Land improvements	67,959	42,099
	1,463,389	1,201,127
Less accumulated depreciation	(935,093)	(825,942)

Net property and equipment	528,296	375,185

Other Assets
Deferred tax asset	157,792	—
Less valuation reserve	(120,732)	—
	37,060	—

Goodwill	253,088	253,088

TOTAL ASSETS	$2,185,815	$2,406,203

See accompanying notes to consolidated financial statements

(13)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND 2010

	June 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$78,401	$148,661
Note payable	5,359	$—
Accrued expenses	33,500	39,414

Total current liabilities	117,260	188,075

Long-term Liabilities
Note payable	24,529	—
Due to related company	136,942	175,027

Total long-term liabilities	161,471	175,027

Total liabilities	278,731	363,102

Stockholders' Equity
Common stock ($.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at June 30, 2011)	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares at
June 30, 2011)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	350,576	436,838

Total stockholders' equity	1,907,084	1,993,346

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$2,185,815	$2,356,448

See accompanying notes to consolidated financial statements

(14)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2011 and 2010

	2011	2010
REVENUES
Construction sales	$2,048,516	$2,034,292
Engineering sales	164,241	175,650
Gross sales	2,212,757	2,209,942

Cost of construction sales	1,161,821	1,208,269
Cost of engineering sales	165,805	158,073
Gross cost of sales	1,327,626	1,366,342

Gross profit	885,131	843,600

ADMINISTRATIVE EXPENSES
Advertising	79,004	63,106
Bad debt provision	13,332	20,282
Depreciation	43,016	52,849
Insurance	18,720	36,999
Office expense	13,942	10,318
Payroll expenses	559,136	600,592
Professional fees	55,876	47,876
Rent	79,200	79,200
Research and development	10,555	6,940
Telephone	19,820	21,986
Travel	9,948	22,248
Vehicle	48,683	43,811
Other	89,006	151,328

Total administrative expenses	1,040,238	1,157,535

Operating loss	(155,107)	(313,935)

Other income	14,700	27,835

Loss before income taxes	(140,407)	(286,100)

Income tax benefit	(54,145)	(90,015)

Net loss	$(86,262)	$(196,085)

Basic and diluted deficit per share	$(0.01)	$(0.02)

Weighted average number of shares	12,231,797	12,231,797

See accompanying notes to consolidated financial statements

(15)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

			Common	Common
	Common	Common	Shares Not	Shares Not	Additional
	Shares	Shares	Yet Issued	Yet Issued	Paid-in	Retained
	(000s)	($.001 Par)	(000s)	($.001 Par)	Capital	Earnings

Balances July 1, 2009	12,232	$12,232	8	$8	$1,544,268	$632,923

Net loss for year	—	—	—	—	—	(196,085)

Balances June 30, 2010	12,232	$12,232	8	$8	$1,544,268	$436,838

Net loss for year	—	—	—	—	—	$(86,262)

Balances June 30, 2011	12,232	$12,232	8	$8	$1,544,268	$350,576

See accompanying notes to consolidated financial statements

(16)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
OPERATING ACTIVITIES
Net loss	$(86,262)	$(196,085)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Depreciation, net of property disposals	109,151	(8,869)
Provision for deferred income taxes	(86,815)	(32,589)
(Increase) decrease in operating assets:
Accounts receivable	47,208	79,645
Inventory	83,013	(26,709)
Prepaid expenses	15,496	2,110
Refundable income taxes	41,777	6,150
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(76,173)	102,806
Net cash provided by (used for) operating activities	47,395	(73,541)

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(271,362)	(25,058)
Property disposals	9,100	127,216
Net cash (used for) provided by investing activities	(262,262)	102,158

FINANCING ACTIVITIES
Net repayment to related party	(38,085)	175,027
Net borrowings from vehicle financing	29,888	—
Net cash (used for) provided by financing activities	(8,197)	175,027

Net (decrease) increase in cash	(223,064)	203,644

Cash, beginning of the year	403,512	199,868

Cash, end of the year	$180,448	$403,512

See accompanying notes to consolidated financial statements

(17)

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

Management’s Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. At June 30, 2010, the significant estimates used by management include the valuation of its goodwill. Actual results could differ from those estimates.

(18)

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2011 and 2010, the allowance for doubtful accounts was $5,000 and $30,000, respectively. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2011 and 2010, the bad debt expense was $13,332 and $36,638, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through June 30, 2011 and 2010.

Patents - We have been assigned several key product patents developed by certain Company officers. No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Goodwill - We account for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. We performed our required annual goodwill impairment test as of June 30, 2011 using discounted cash flow estimates and found that there was no impairment of goodwill. The estimated fair value of the reporting unit for which goodwill was recorded, Providence Engineering, substantially exceeds carrying values.

(19)

Revenue Recognition - Revenue is recognized when goods are shipped and earned or when services are performed, provided collection of the resulting receivable is probable. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Further, no revenue is recognized unless collection of the applicable consideration is probable

Income Taxes - Income taxes are accounted for in accordance with FASB ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carryforwards, where applicable. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the years ended June 30, 2011 and 2010, the expenses relating to research and development were $10,555 and $6,940, respectively

Advertising - We expense advertising costs as incurred. However, certain expenditures are treated as prepaid (such as trade show fees) if they are for goods or services which will not be received until after the end of the accounting period and are subsequently recognized as expenses in those periods in which the goods or services are received

Earnings Per Common Share - Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the years presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share

Recent Accounting Pronouncements - In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. This guidance requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. It requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. This Update is effective for interim and annual reporting periods beginning after December 15, 2009, with limited exceptions. The adoption did not have a material effect on our consolidated financial statements

In April 2010, the FASB issued authoritative guidance which clarifies the “Stock Compensation” guidance (ASC 718). This guidance clarifies the accounting for certain employee share-based payment awards. Awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades would not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This accounting guidance is effective for accounting periods beginning on or after December 15, 2010, with earlier application permitted. The Company does not believe the impact of this guidance on the Company’s consolidated financial statements will be material

(20)

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a material impact on our consolidated financial statements

In December 2010, the FASB released ASU 2010-28 entitled “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The guidance released in this update amends Accounting Standards Codification (“ASC”) 350-20, entitled “Intangibles – Goodwill and Other – Goodwill,” by addressing questions about entities that have reporting units with zero or negative carrying amounts. More specifically, the guidance addresses the inconsistencies when a reporting unit concludes that Step 1 of the test is passed (meaning no goodwill impairment is necessary) because the fair value of the goodwill is greater than zero, when in fact, factors indicating impairment of the goodwill may still exist. The amendments included in this ASU affect all entities that have recognized goodwill  and  have  one or more  reporting  units whose carrying amount, for purposes of performing Step 1 of the goodwill impairment test, is zero or negative.  The amendments  in  the  ASU   are  effective  for  public  entities whose fiscal years  (and interim periods within those years) begin after

December 15, 2010. Early adoption is not permitted for public entities. For non-public entities, the ASU are effective for fiscal years (and interim periods within those years) beginning after December 15, 2011. Non-public entities may early adopt the amendments using the effective dates for public entities. We are evaluating the impact of this standard on our consolidated financial statements

In May 2011, the FASB, together with the International Accounting Standards Board ("IASB"), jointly issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." This new guidance is the result of a highly contested proposal issued by the FASB and IASB in August 2009. The adoption of ASU 2011-04 gives fair value the same meaning between U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS), and improves consistency of disclosures relating to fair value.  The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities. Public entities will begin adoption in the first interim period beginning after December 15, 2011. Early adoption is not permitted, except for nonpublic entities that may want to adopt for the first interim period after December 15, 2011. Changes as a result of this new standard are to be applied prospectively. However, changes in valuation techniques shall be treated as changes in accounting estimates.  We are in the process of evaluating the impact the amended guidance will have on our consolidated financial statements.

(21)

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." The Update is intended to increase the prominence of other comprehensive income in financial statements.  In U.S. GAAP, the ASU will supersede some of the guidance in Topic 220 of the accounting Codification.  The main provisions of this Update provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements.  A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income.  In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.   The option  in  current GAAP  that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated.  The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted, because compliance with the amendments is already permitted.  We are evaluating the impact this Update will have on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the years ended June 30, 2011 and 2010, we had sales of $112,062 and $77,614, respectively, to our shareholder and CEO, Robert Callahan. As of June 30, 2011 and 2010, the related receivable was $-0-

Also, from time to time, we contract with a construction company 50% owned by the our CEO which provides capital improvements and maintenance work on our buildings and grounds. Billings for such services during the years ended June 30, 2011 and 2010 were $-0- and $17,000, respectively

NOTE 4 - COMMITMENT

In prior years, we implemented a stock-based incentive compensation plan for our employees. Participating employees have an after-tax deduction withheld by the Company throughout the calendar year. As of December 31 of each year, the employee is considered vested in the plan, and we will match the participating employee's withheld amounts. We may also make a discretionary contribution based upon pay incentives or attendance. Periodically, we will purchase restricted stock on behalf of the employee in the amount of his withholdings, our match, and any discretionary contributions

(22)

NOTE 5 - SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

We have available a $600,000 revolving line of credit with a local bank. Interest is payable monthly on the outstanding balance at the prime lending rate. The note is secured by accounts receivable, equipment, general intangibles, inventory, and fixtures and furniture and is personally guaranteed by the Company's CEO. The balance outstanding as of June 30, 2011 and 2010 was $-0-

NOTE 6 - EQUITY

During the years ended June 30, 2011 and 2010, we did not issue any common shares for the benefit of employees included in our stock-based incentive compensation program.

NOTE 7 - SALE OF FIXED ASSETS AND RELATED OPERATING LEASE

During the year ended June 30, 2006, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,600 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2010 and 2009 was $79,200, respectively

Future minimum lease payments under non-cancelable operating leases as of June 30, 2011 are as follows:

Year Ending June 30,

2012	$79,200
2012	79,200
2014	79,200
2015 and beyond	39,600

$277,200

(23)

NOTE 8 - INCOME TAXES

The components of income tax benefit consist of:

	2011	2010
Current:
Federal	$(113,429)	$(74,486)
State	(7,303)	—
	(120,732)	(74,486)
Deferred:
Federal	67,636	(3,401)
State	(1,049)	(12,128)
	66,587	(15,529)

Total income tax benefit	$(54,145)	$(90,015)

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company's income taxes is as follows:

Loss before income taxes	$(140,407)	$(286,100)
Income tax benefit computed at the statutory rate	(54,758)	(111,579)
State income tax benefit, net of federal tax effect	(5,095)	(9,448)
Non-deductible expenses	475	10,901
Effect of graduated income tax rates	5,233	16,750
Prior year adjustment	—	3,361

Total income tax benefit	$(54,145)	$(90,015)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.  We have recorded a deferred tax asset at June 30, 2011, net of a valuation reserve, of $37,060.   Deferred tax liabilities at June 30, 2010 were $49,755.  The components of these amounts are as follows:

	2011	2010

Tax loss carryforward	$(66,587)	$—
Depreciation and miscellaneous	(17,528)	7,677
Amortization of goodwill	47,055	42,078

Net deferred tax (asset) liabilities	$(37,060)	$49,755

(24)

NOTE 9 - SEGMENT INFORMATION

We operate in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the years ended June 30, 2011 and 2010 is as follows:

	2011	2010
Construction:
Sales	$2,048,516	$2,034,292
Cost of sales	(1,161,821)	(1,208,269)
Intersegment expenses	(18,693)	(45,563)
Intersegment revenues	24,000	24,000
Corporate and other expenses	(952,532)	(1,010,839)
Segment loss	$(60,530)	$(206,379)

Total assets	$2,200,858	$2,035,654
Capital expenditures	$235,017	$24,208
Depreciation	$103,308	$104,320
Interest expense	$—	$1,582

Engineering:
Sales	$164,241	$175,650
Cost of sales	(165,805)	(158,073)
Intersegment revenues	18,693	45,563
Intersegment expenses	(24,000)	(24,000)
Corporate and other expenses	(18,861)	(28,846)
Segment income	$(25,732)	$10,294

Total assets	$534,620	$370,549
Capital expenditures	$36,345	$850
Depreciation	$13,575	$12,275
Interest expense	$—	$—

(25)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of June 30, 2011, were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

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

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

(26)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2011 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his respective positions:

Name	Position and Background
Robert M. Callahan	President and CEO

Mr. Callahan has been involved in the building industry for over thirty years. He is well recognized in southwestern Virginia as an innovator in the uses of passive solar design and wood/metal products in custom home building. Along with Mr. Ronald Shiflett, he formed Metwood, Inc. in 1993 to bring light-gage construction, used in commercial building for years, into common use in residential construction

Shawn A. Callahan	Secretary/Treasurer/CFO, VP/General Manager

Education:	MBA Accounting, University of Phoenix
B.S. Computer Science and Mathematics, Virginia Military Institute

Since starting with Metwood, Inc. in May 1996, Mr. Callahan has played a major role in the restructuring of the Company, increasing production, improving efficiency, and developing computer aids for the Company

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed

Family Relationships

Robert Callahan is the father of Shawn Callahan

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

(27)

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than sixty days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, nor has a judgment been reversed, suspended, or vacated

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and persons who own more than 10% of the Company's common stock or other registered class of equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file

Based solely on a review of the forms received covering purchase and sale transactions in the Company's common stock during the fiscal year ended June 30, 2011, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements

(28)

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan:

	Summary Compensation Table
				Other	Restricted		Restricted
	Fiscal	Annual		Compen-	Stock	LTIP	Stock
	Year	Salary	Bonuses	sation	Awards	Options	Bonuses
			(1)	(2)	(3)	(4)	(4)
	2011	$90,217	$ 7,200	-0-	-0-	-0-	-0-
	2010	$98,126	$ 2,400	-0-	-0-	-0-	-0-
	2009	$81,832	$ -0-	-0-	-0-	-0-	-0-

(1)	The dollar value of bonuses (cash and non-cash) received

(2)	During the periods covered by the table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property

(3)	During the periods covered by the table, the Company did not make any award of restricted stock

(4)	The Company currently has no stock option or restricted stock bonus plans

No member of our management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this item

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments

There are no arrangements pursuant to which any of our directors was compensated during our last completed fiscal year or the previous two fiscal years for any services provided as director

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company

(29)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood's common stock as of September 13, 2011, based upon 12,231,797 shares outstanding:

Greater Than 5% Owners
Title of	Name and Address	No. of	Percent
Class	of Beneficial Owner	Shares	of Class
Common	Robert Callahan
	819 Naff Road	6,521,782 (1)	53.3%
Boones Mill, VA 24065
Common	Ronald Shiflett
	638 Patti Road	2,101,282	17.2%
Rocky Mount, VA 24151
(1) Includes direct and indirect interests. There are 6,148,750 common shares included in this amount that are owned in the names of family members of Mr. Callahan

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of September 13, 2011:

Management Ownership
Title of	Name and Address	No. of	Percent
Class	of Beneficial Owner	Shares	of Class
Common	Robert Callahan
	819 Naff Road	6,521,782 (1)	53.3%
Boones Mill, VA 24065
(1) Includes direct and indirect interests. There are 6,148,750 common shares included in this amount that are owned in the names of family members of Mr. Callahan
Ownership of shares by directors and officers of Metwood as a group: 53.3%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company

(30)

Item 13. Certain Relationships and Related Transactions, and Director Independence

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

We contract with a construction company 50% owned by our CEO which provides capital improvements and maintenance work on ourbuildings and grounds.

During the year ended June 30, 2006, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,600 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2011 and 2010 was $79,200, respectively

Continued education loans were advanced to our CFO during the year ended June 30, 2010 in the amount of $13,626. The outstanding balances at June 30, 2011 and 2010 were $-0- and $8,575, respectively.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by Bongiovanni & Associates, CPAs for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2011 and 2010:

	2011	2010
Audit fees	$15,500	$15,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	5,550	5,550

Total fees	$21,050	$20,550

Audit fees: Consist of fees billed for professional services rendered for the audits of our consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation

Audit-related fees: Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit fees." These services include accounting consultations in connection with the Sarbanes-Oxley Act of 2002

Tax fees: Consist of fees billed for tax compliance, tax advice and tax planning services

All other fees: Consist of fees billed for all other services other than those reported above

(31)

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

*Incorporated by reference on Form 8-K, filed February 16, 2000

(32)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: September 13, 2011 /s/ Robert M. Callahan
Robert M. Callahan
President, CEO and Director

Date: September 13, 2011 /s/ Shawn A. Callahan
Shawn A. Callahan
Secretary/Treasurer/CFO and Director