Form 10-Q
period 2011-09-30
METWOOD INC
filed 2011-11-14
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2011

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

Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

As of October 31, 2011, the number of shares outstanding of the registrant's common stock,

 $0.001 par value (the only class of voting stock), was 12,231,797 shares.

(1)

METWOOD, INC. AND SUBSIDIARY
TABLE OF CONTENTS - FORM 10-Q

PART I	FINANCIAL INFORMATION	Page

Item 1	Financial Statements
	Consolidated Balance Sheets As of September 30, 2011 (Unaudited) and June 30, 2011	3

	Consolidated Statements of Income (Unaudited) for the Three Months Ended September 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6-8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3

Item 4	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	13

	Signatures	14

	Index to Exhibits	15

5

(2)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	September 30,	June 30,
	2011	2011
ASSETS

Current Assets
Cash and cash equivalents	$ 191,285	$ 180,448
Accounts receivable, net	238,965	240,581
Inventory	938,350	855,864
Recoverable income taxes	-	42,606
Other current assets	24,943	47,872
Total current assets	1,393,543	1,367,371
Property and Equipment
Leasehold and land improvements	327,644	327,449
Furniture, fixtures and equipment	98,458	98,458
Computer hardware, software and peripherals	170,841	159,261
Machinery and shop equipment	457,688	457,688
Vehicles	394,183	420,533
	1,448,814	1,463,389
Less accumulated depreciation	(957,193)	(935,093)
Net property and equipment	491,621	528,296
Other Assets
Deferred tax asset	53,567	157,792
Less valuation reserve	(5,923)	(120,732)
	47,644	37,060
Goodwill	253,088	253,088
TOTAL ASSETS	$ 2,185,896	$ 2,185,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 159,744	$ 78,401
Note payable	$ -	$ 5,359
Accrued expenses	10,711	33,500
Total current liabilities	170,455	117,260
Long-term Liabilities
Note payable	-	24,529
Due to related company	128,121	136,942
Total long-term liabilities	128,121	161,471

Total liabilities	298,576	278,731
Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares
authorized; 12,131,797 shares issued and
outstanding at September 30, 2011	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	330,812	350,576
Total stockholders' equity	1,887,320	1,907,084
TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$ 2,185,896	$ 2,185,815

(3)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended
September 30,
	2011	2010
REVENUES
Construction sales	$505,333	$680,791
Engineering sales	2,356	57,629
Gross sales	507,689	738,420
Cost of construction sales	289,441	447,796
Cost of engineering sales	15,077	39,011
Gross cost of sales	304,518	486,807
Gross profit	203,171	251,613

ADMINISTRATIVE EXPENSES
Advertising	12,527	14,717
Depreciation	9,832	10,973
Insurance	5,772	4,475
Payroll expenses	124,625	151,627
Professional fees	25,095	24,773
Rent	19,800	19,800
Travel	2,548	5,225
Vehicle	11,602	10,132
Other	27,211	49,769
Total administrative expenses	239,012	291,491
Operating loss	(35,841)	(39,878)
Other income	5,493	3,439
Loss before income tax benefit	(30,348)	(36,439)
Income tax benefit	(10,584)	(19,871)
Net loss from operations	$(19,764)	$(16,568)
Basic and diluted earnings per share	**	**
Weighted average number of shares	12,231,797	12,231,797
**Less than $0.01

(4)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three Months Ended
September 30,
	2011	2010
OPERATIONS
Net loss	$(19,764)	$(16,568)
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	22,100	17,345
Reversal of deferred income taxes	(10,584)	(3,064)
(Increase) decrease in operating assets:
Accounts receivable	26,855	63,408
Inventory	(82,485)	(64,074)
Recoverable income taxes	42,606	(16,807)
Other operating assets	(2,310)	(18,753)
Increase in operating liabilities:
Accounts payable and accrued expenses	58,553	20,974
Net cash provided from (used for) operating activities	34,971	(17,539
INVESTING
Property, plant and equipment:
Purchases	(19,236)	(2,557)
Disposals	33,811	9,100
Net cash provided from investing activities	14,575	6,543
FINANCING
Decrease in borrowings	(29,888)	—
Decrease in borrowings from related party	(8,821)	(8,998)
Net cash used for financing activities	(38,709)	(8,998)
Net increase (decrease) in cash	10,837	(19,994)
Cash, beginning of the year	180,448	403,512
Cash, end of the period	$191,285	$383,518

(5)

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2012.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At September 30, 2011, the allowance for doubtful accounts was $5,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible. For the three months ended September 30, 2011, the amount of bad debts charged off was $1,697. For the three months ended September 30, 2010, the amount of bad debts charged off was $34,157.

Inventory - Inventory is located on our premises, consists of both work in progress and raw materials, and is stated at the lower of cost or market using the first-in, first-out method. We inventory a wide variety of metal and wood raw materials. Out metal inventory includes CFS (cold formed steel) studs, CFS coils, CFS decking, CFS commercial truss material, CFS clips, CFS angles, CFS hangers, structural angles, reinforcing steel, fasteners and more. Our wood inventory includes multiples widths of 2x material. We continually evaluate the metal and wood market in order to purchases our raw goods at the best prices possible.

(6)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Con’t)

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through September 30, 2011.

Patents - The Company has been assigned several key product patents developed by certain Company officers. The Company has advanced the original products and received additional patents and has applications submitted for additional patents. No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Revenue Recognition - Revenue is recognized when goods are shipped and earned or when services are performed, provided collection of the resulting receivable is probable. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Further, no revenue is recognized unless collection of the applicable consideration is probable.

Income Taxes - Income taxes are accounted for in accordance with ASC 740 (FAS 109, FIN 48), "Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carryforwards, where applicable. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended September 30, 2011 and 2010 were $1,421 and $1,786, respectively.

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

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2011-04 amending Topic 820 that substantially converged the requirements for fair value measurement and disclosure between the FASB and the International Accounting Standards Board (“IASB”).  This ASU is largely consistent with existing fair value measurement principles under U.S. GAAP. This ASU is effective for the Company in its quarter beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 amending Topic 220 that addressed the presentation of comprehensive income in the financial statements. This accounting update allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU is effective for the Company in its quarter beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements other than modifying the presentation of comprehensive income.

In September 2011, the FASB issued ASU 2011-08 amending Topic 350 that allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this new ASU, if a Company chooses the qualitative method, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company does not expect this ASU to have a material impact on its financial statements.

Management does not believe that any other recently issued accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

(7)

NOTE 3 - EARNINGS PER SHARE

Net loss and earnings per share for the three months ending September 30, 2011 and 2010 are as follows:

For the Three Months Ended
September 30,

	2011	2010

Net Loss	$ (19,764)	$ (16,568)
Earnings per share - basic and fully diluted	$ **	$ **

Weighted average number of shares	12,231,797	12,231,797

**Less than $0.01

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three September 30, 2011 and 2010 are summarized as follows:

For the Three Months Ended September 30,
	2011	2010

Cash paid for: Income taxes	$ --	$ --

Interest	$ 110	$ --

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three months ended September 30, 2011 and 2010. For the three months ended September 30, 2011 and 2010, the Company had sales of $8,821 and $8,440, respectively, to the company referred to above. As of September 30, 2011 and 2010, the related receivables were $-0- and $-0-, respectively. Additionally, the balance owed at September 30, 2011 to the related company on a loan obtained in a previous period was $128,121. See also Note 8.

NOTE 6 - BANK CREDIT LINE

The Company has available a $600,000 revolving line of credit with a local bank. The balance outstanding at September 30, 2011 and 2010 was $-0-.

NOTE 7 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,600. The lease expires on December 31, 2014. For the three months ended September 30, 2011 and 2010, we recognized rental expense for these spaces of $19,800.

NOTE 8 - SEGMENT INFORMATION

We operate in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three months ended September 30, 2011 and 2010, as excerpted from internal management reports, is as follows:

	For the Three Months Ended
	September 30,
Construction:	2011	2010
Sales	$ 505,333	$ 680,791
Intersegment expenses	(200)	(5,505)
Cost of sales	(289,441)	(447,796)
Corporate and other expenses	(227,130)	(250,764)
Segment income	$ (11,438)	$ (23,274)

Engineering:
Sales	$ 2,356	$ 57,629
Intersegment revenues	200	5,505
Cost of sales	(15,077)	(39,011)
Corporate and other income (expenses)	4,195	(17,417)
Segment income (loss)	$ (8,326)	$ 6,706

(8)

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

Metwood's primary products and services are:

· TUFFBEAM - internally reinforced cold-formed steel beam

· TUFFJOIST - internally reinforced cold-formed steel joist

· TNT FLOOR SYSTEM - combinations of TUFFBEAM, NUJOIST and TUFFJOIST are utilized to make up a complete floor system

· TUFFDECK - concrete deck systems

· RIMBEAM - internally reinforced CFS load distribution member

· NUJOIST - Metwood is a national distributor for NUJOIST floor joist system by Nuconsteel

· NUFRAME 3.5 & 5.5 - a fully proprietary panelized load bearing and non-load bearing

CFS wall framing solution

· NUTRUSS 2.0 - a proprietary roof and floor truss system

· NUTRUSS - CFS truss system

· Accel-E - Metwood is a distributor of these steel thermal-efficient panels

· Trimmable square columns

· Joist reinforcers

· Engineering, design and custom building services

(9)

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Con’t)

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

Status of Publicly Announced New Products or Services

Metwood is currently negotiating with Syntheon, Inc. to become an exclusive OEM for their Accel-E panels and certain other construction products in Virginia, West Virginia, Maryland, North Carolina and the District of Columbia (the "Territory") and as a non-exclusive OEM for Syntheon products for use in residential, single family construction both inside and outside of the Territory.

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

Competition

Nationally, there are over one hundred manufacturers of the types of products produced by the Company. However, the majority of these manufacturers are using wood-only products or products without metal reinforcement. Metwood has identified only one other manufacturer in the United States that manufactures a cold-formed steel beam. However, we have often found that our products are the only ones that will work within many customers' design specs.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers. The cold-formed steel used by the Company is supplied primarily by Nuconsteel, Clark Western, and Vulcraft. Our main source of lumber is BlueLinx. Nucor Bar Mill provides the majority of our rebar. Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability. We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our customers.

Dependence on One or a Few Major Customers

For the three months ending September 30, 2011, sales to 84 Lumber and Capps Home Building each each amounted to approximately 6% of total sales. For the three months ending September 30, 2010, sales to 84 Lumber, Craftsman Construction, Davenport Development, and ProBuild Company, LLC each amounted to from 6% to 13% of total sales.

(10)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Con’t)

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

Need for Government Approval of Principal Products

Our products must either be sold with an engineer's seal or applicable building code approval. The Company has created a relationship with an engineering firm with more than forty seals, which helps keep our registration costs as low as possible. Currently, we are seeking International Code Council ("ICC") code approval on our joist reinforcers and beams. Once that approval is obtained, our products can be used in all fifty states and will eliminate the need for an engineer's seal on individual products. To date, the Company's 2x10 floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004).

Time Spent During the Last Two Fiscal Years on Research and Development Activities

Approximately fifteen percent of our time and resources has been spent during the last two fiscal years researching and developing its metal/wood products, new product lines, and new patents. We have performed several tests with NTA, Inc. to achieve a cold compliance report on our TUFFBEAM and TUFFJOIST product lines.

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

The Company had eighteen employees at September 30, 2011, all of whom were full time. We are currently seeking new management employees for Providence Engineering, PC and have conducted several interviews as we continue to search for the right candidates.

Results of Operations

Net Loss

We had a net loss of $19,764 for the three months ended September 30, 2011, compared to a net loss of $16,568 for the three months ended September 30, 2010, an increase of $3,196. The increase in net loss for the three months ended September 30, 2011 compared to 2010 resulted primarily from a 31% decline in total sales comparing the two periods. Construction sales decreased 26% comparing 2011 to 2010, and engineering sales decreased 96% comparing 2011 to 2010. Overall gross profit decreased 19% comparing the three months ended September 30, 2011 and September 30, 2010. Administrative expenses decreased 18% comparing the three months ended September 30, 2011 to the same period in 2010.

Sales

Revenues were $507,689 for the three months ended September 30, 2011 compared to $738,420 for the same period in 2010, a decrease of $230,731, or 31%. We believe that the sales decrease for the three-month period in 2011 versus 2010 was a reflection of the continuing economic downturn the country is experiencing as a whole. Although we have sold product in over thirty states, our local market remains down more than 30% compared to the construction industry boom-year peak in 2006. According to the closely watched McGraw-Hill Construction forecast, however, the value of new projects that start construction is expected to climb in 2011, an 8% rise from this year when that figure hit a post-recession low. The potential for increased sales volume as we go forward is enhanced by the fact that we are now an authorized fabricator for the NUTRUSS light-gauge steel truss system, begun in January 2010.

Expenses

Total administrative expenses were $239,012 for the three months ended September 30, 2011, versus $291,491 for the three months ended September 30, 2010, a decrease of $52,479, or 18%. This decrease resulted primarily from a decline in payroll expenses comparing the current period to the same period in 2010.

Liquidity and Capital Reserves

On September 30, 2011, we had cash of $191,285 and working capital of $1,223,088. Net cash provided from operating activities was $34,971 for the three months ended September 30, 2011 compared to net cash used for operating activities of $17,539 for the three months ended September 30, 2010.

Cash provided from investing activities was $14,575 for the three months ended September 30, 2011, compared to cash provided of $6,543 during the same period in the prior year. Cash flows used in investing activities for the current period were for computers and peripherals ($10,020), vehicles ($7,461) and other ($1,755), less disposals of $33,811.

Cash used in financing activities was $38,709 for the three months ended September 30, 2011 compared to cash used of $8,998 for the period ended September 30, 2010. The cash used in 2011 was to pay off a vehicle loan and to pay down the Company's related-party debt.

(11)

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of September 30, 2011 are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(12)

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2011.

(13)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2011 /s/ Robert M. Callahan

Robert M. Callahan

Chief Executive Officer

Date: October 31, 2011 /s/ Shawn A. Callahan

Shawn A. Callahan

Chief Financial Officer

(14)

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

(15)