Form 10-Q
period 2011-12-31
METWOOD INC
filed 2012-02-13
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

METWOOD, INC

(Exact name of registrant as specified in its charter)

_________________

NEVADA	000-05391	83-0210365
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

819 Naff Road, Boones Mill, VA 24065
(Address of Principal Executive Offices) (Zip Code)

(540) 334-4294
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑

  As of January 24, 2012, the number of shares outstanding of the registrant’s commons tock , $0.001 par value (the only class of voting stock), was 12,231,797 shares.

(1)

METWOOD, INC. AND SUBSIDIARY

TABLE OF CONTENTS - FORM 10-QSB

PART I	FINANCIAL INFORMATION	Page(s)
Item 1	Financial Statements

	Consolidated Balance Sheets As of December 31, 2011 (Unaudited) 1-2 and June 30, 2011	3
	Consolidated Statements of Income (Unaudited) for the Three and Six Months 3 Ended December 31, 2011 and 2010	4
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months 4 Ended December 31, 2011 and 2010	5
	Notes to Consolidated Financial Statements	6-9

Item 2	Management's Discussion and Analysis of Financial Condition 9-15 and Results of Operations	10-12

Item 4	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	14

	Signatures	15

	Index to Exhibits	16

(2)

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	December 31, 2011	June 30, 2011

ASSETS

Current Assets
Cash and cash equivalents	$129,259	$180,448
Accounts receivable, net	253,069	240,581
Inventory	954,844	855,864
Recoverable income taxes -	—	42,606
Other current assets	18,163	47,872
Total current assets	1,355,335	1,367,371

Property and Equipment
Leasehold and land improvements	328,644	327,449
Furniture, fixtures and equipment	97,514	98,458
Computer hardware, software and peripherals	196,578	159,261
Machinery and shop equipment	457,688	457,688
Vehicles	394,183	420,533
	1,447,607	1,463,389
Less accumulated depreciation	-981,691	-935,093

Net property and equipment	465,916	528,296

Other Assets
Deferred tax asset	51,787	157,792
Less valuation reserve	-5,923	-120,732

Total other assets	45,864	37,060

Goodwill	253,088	253,088

TOTAL ASSETS	2,120,203	2,185,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$86,699	$111,901

Note payable	0	5,359

Total current liabilities	86,699	117,260

Long-term Liabilities
Note payable	—	24,529

Due to related company	124,888	136,942

Total long-term liabilities	124,888	161,471

Total liabilities	211,587	278,731

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized 12,231,797 shares issued and outstanding at December 31, 2011	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	352,108	350,576

Total stockholders' equity	1,908,616	1,907,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,120,203	2,185,815

See accompanying notes to consolidated financial statements.

(3)

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
REVENUES

Construction sales	$556,441	$522,927	$1,061,773	$1,203,718
Engineering sales	12,500	32,725	14,856	90,354

Gross sales	568,941	555,652	1,076,629	1,294,072

Cost of construction sales	343,251	283,757	632,691	731,553
Cost of engineering sales	3,266	42,726	18,343	81,737
Gross cost of sales	346,517	326,483	651,034	813,290

Gross profit	222,424	229,169	425,595	480,782

ADMINISTRATIVE EXPENSES

Advertising	8,588	35,280	21,115	49,997
Depreciation	9,776	9,185	19,608	19,435
Insurance	2,932	5,118	8,704	9,593
Payroll expenses	120,921	144,293	245,546	295,920
Professional fees	5,275	6,545	30,370	31,318
Rent	20,000	19,800	39,800	39,600
Repairs and maintenance	2,336	14,484	4,242	22,520
Travel	2,322	5,482	4,871	10,707
Vehicle	10,960	12,981	22,562	23,113
Other	20,301	44,527	45,613	86,983
Total administrative expenses	203,420	297,695	442,431	589,186

Operating income (loss)	19,004	-68,526	-16,836	-108,404

Other income	4,046	3,914	9,564	7,353

Loss before income taxes	23,050	-64,612	-7,272	-101,051

Income tax expense (benefit)	1,780	-42,338	-8,804	-62,209

Net income (loss) from operations	21,270	-22,274	1,532	-38,842

Basic and diluted deficit per share	**	**	**	**

Weighted average number of shares	12,231,797	12,231,797	12,231,797	12,231,797

** Less than $0.01

See accompanying notes to consolidated financial statements.

(4)

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2011	2010

OPERATIONS
Net income (loss)
Adjustments to reconcile net income to net cash from operating activities	$1,532	-38,842

Depreciation
Provision for (reversal of) deferred income taxes(increase) decrease in operating assets:	46,598	44,683
Accounts receivable	-8,804	-8,325
Inventory	11,751	135,449
Recoverable income taxes	-98,979	-64,325
Other operating assets	42,606	-53,884

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	-25,203	-133,147
Net cash used for operating activities	-25,029	-118,942

INVESTING
Capital expenditures	15,782	-90,206
Net cash provided by (used for) investing activities	15,782	-90,206

FINANCING
Decrease in note payable	-29,888	—
Decrease in borrowings from related party	-12,054	-27,725
Net cash used for financing activities	-41,942	-27,725

Net decrease in cash	-51,189	-236,873

Cash, beginning of the year	180,448	403,512

Cash, end of the period	129,259	166,639

See accompanying notes to consolidated financial statements.

(5)

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Metwood, Inc. ("Metwood") was organized under the laws of the Commonwealth of Virginia on April 7, 1993. On June 30, 2000, Metwood entered into an Agreement and Plan of Reorganization in which the majority of its outstanding common stock was acquired by a publicly held Nevada shell coporation. The acquisition was a tax-free exchange for federal and state income tax purposes and was accounted for as a reverse merger in accordance with Accounting Principles Board ("APB") Opinion No. 16. Upon acquisition, the name of the shell corporation was changed to Metwood, Inc., and Metwood, Inc., the Virginia corporation, became a wholly owned subsidiary of Metwood, Inc., the Nevada corporation. The publicly traded shell corporation had not had a material operating history for several years prior to the merger.

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood. The total purchase price of $350,000 was paid with $60,000 in cash and with 290,000 shares of theCompany's common stock to the two Providence shareholders. These shares were valued at the closing active quoted market price of the stock at the effective date of the purchase, which was $1.00per share. One of the shareholders of Providence was also an officer and existing shareholder of Metwood prior to the acquisition. The transaction was accounted for under the purchase method ofaccounting. Liabilities assumed at the date of acquisition were identified, paid and added to goodwill.

The consolidated company ("the Company") provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation - The financial statements include the accounts of Metwood, Inc. and its whlly owned subsidiary, Providence Engineering, PC, prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions havebeen eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2012.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of ourcustomers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2011, the allowance for doubtful accounts was $5,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible. For the three and six months ended December 31, 2011, the amount of bad debts charged off was $-0- and $1,697, respectively. For the three and six months ended December 31, 2010, bad debts charged off was $1,587 and $35,744, respectively.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment - Property and equipment are recorded at cost and include expenditures for improvements when they substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed to operations as incurred. Depreciation is computed using the straight-line method over the assets' estimated useful lives, which range from three to forty years. When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from theaccounts. The difference between undepreciated cost and the proceeds is recorded as a gain or loss.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the futurenet undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2011.

(6)

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs (refunded amounts) for the three months ended December 31, 2011 and 2010 were ($3,513) and $3,914, respectively. For the six months ended December 31, 2011 and 2010, research and development costs were $-0- and $5,700, respectively.

Earnings Per Common Share - Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the quarters presented. There were no adjustments required to netincome for the years presented in the computation of diluted earnings per share.

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

In June 2011, the FASB issued ASU 2011-05 amending Topic 220 that addressed the presentation of comprehensive income in the financial statements. This accounting update allows an entity the optionto present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in twoseparate but consecutive statements. In addition, this ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and does not change the items that must be reported in other comprehensive income or when an item ofother comprehensive income must be reclassified to net income. This ASU is effective for the Company in its quarter beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements other than modifying the presentation of comprehensive income.

In September 2011, the FASB issued ASU 2011-08 amending Topic 350 that allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwillimpairment test. Under this new ASU, if a Company chooses the qualitative method, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitativeassessment, that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.

Management does not believe that any other recently issued accounting pronouncements would have a material effect on the accompanying consolidated financial statements.

(7)

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ended December 31, 2011 and 2010 areas follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income (loss)	$21,270	-22,274	$1,532	-38,842
Earnings per share - basic and fully diluted	**	**	**	**
Weighted average number of shares	12,231,797	12,231,797	12,231,797	12,231,797

**Less than $0.01

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and six months ended December 31, 2011 and 2010 are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Cash paid for:
Income taxes	$ -	$ -	$ -	$ -
Interest	$ -	$ -	$110	$ -

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds- related maintenance services. There were no fees paid to the related company for the three and six months ended December 31, 2011 and 2010. For the three months ended December 31, 2011 and 2010, we had sales of$3,234 and $90,482, respectively, to the company referred to above. For the six months ended December 31, 2011 and 2010, we had sales of $12,054 and $98,922 to the company. As of December 31, 2011 and 2010, therelated receivable was $-0- and $-0-, respectively. See also Note 7.

(8)

NOTE 6 - SEGMENT INFORMATION

We operate in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations beforeincome taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the three and six months ended December 31, 2011 and 2010, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,

Construction:	2011	2010	2011	2010

Sales	$556,441	$522,927	$1,061,773	$1,203,718
Intersegment expenses	—	-5,165	-200	-10,670
Cost of sales	-343,251	-283,757	-632,691	-731,553
Other expenses	-197,334	-251,124	-424,438	-501,888
Segment income (loss)	$15,856	$(17,119)	$4,444	$(40,393)

Engineering:

Sales	$12,500	$32,725	$14,856	$90,354
Intersegment revenues	—	5,165	200	10,670
Cost of sales	3,266	-42,726	-18,343	-81,737
Other income (expenses)	-10,352	-6,919	375	-24,336
Segment income (loss)	$5,414	$(11,755)	$(2,912)	$(5,049)

NOTE 8 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,800. Thelease expires on December 31, 2014. For the three months ended December 31, 2011 and 2010, we recognized rental expense for these spaces of $20,000 and $19,800, respectively. For the six months ended December 31, 2011 and 2010, we recognized rental expense of $39,800 and $39,600,

(9)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

With the exception of historical facts stated herein, the matters discussed in this report are "forward-looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward-looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward-looking"statements, which are by their nature, uncertain as reliable indicators of future performance.

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

· Accel-E - Metwood is a distributor of these steel thermal-efficient panels

· Trimmable square columns

· Joist reinforcers

· Engineering, design and custom building services

 Providence

Providence is extensively involved in ongoing product research and development for Metwood. Additionally, Providence offers its customers civil engineering capabilities which include rezoning and special use submissions; erosion and sediment control and storm-water management design ;residential, commercial, and religious facility site development design; and utility design, including water, sewer and onsite treatment systems. Providence's staff is familiar with construction practices and has been actively involved in construction administration and inspection on multiple projects.

Providence also performs a variety of structural design and analysis work, successfully providing solutions for many projects, including retaining walls, residential framing, commercial building framing, light-gage steel fabrication drawings, metal building retrofits and additions, mezzanines, and seismic anchors and restraints.

Providence has designed numerous foundations for a variety of structures. Its foundation design expertise includes metal building foundations, traditional building construction foundations, a typical foundations for residential structures, tower foundations, and sign foundations for a variety of uses and applications.

Providence has also designed and drafted full building plans for several applications. When subcontracting with local professional firms, Providence has the ability to provide basic architectural, mechanical, electrical, and detailed civil and structural design services for these facilities.

Providence has reviewed designs by manufacturers for a variety of structures and structural components, including retaining walls, radio towers, tower foundations, sign foundations, timber trusses, light-gage steel trusses, and light-gage steel beams. This service enables clients to takegeneric designs and have them certified and approved for construction in the desired locality.

(10)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS Con’t

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to lumber yards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood reliesprimarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople ofwholesale yards stocking the Company's products as an additional sales force. We are an authorized vendor for Lowe's, Home Depot, 84 Lumber, Stock Building Supply, The Contractor Yard, and many more. We have several stocking dealers of our square columns and reinforcing products. We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships, we typically have a dealer to use. We are in discussions with national engineered I-joist manufacturers who are interested in marketing the Company's products and expect to announce affiliations with these companies in the near future. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license the Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South.

In October 2010, Metwood signed a letter of intent with Nuconsteel ("Nucon"), a Nucor company, to team with Nucon to increase our sales of the TUFFBEAM, TUFFJOIST, and RIMBEAM ("products"). We will provide, among other things, an unrestricted, exclusive license (except for defined Metwood territory) to Nucon to sell and manufacture all current and future products. Nucon will pay us a royalty for all products manufactured byNucon and their sub-licensees and will sell us Nucon's complete line of NUJOIST product at the most favorable pricing. Nucon will also integrate Metwood into the Nucon Fabrication Network. Nucon will provide us withcertain equipment in exchange for the exclusive rights granted in the agreement. The agreement will be in effect for two years with renewals for additional periods of one year.

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

Competition

Nationally, there are over one hundred manufacturers of the types of products produced by the Company. However, the majority of these manufacturers are using wood-only products or products without metal reinforcement. Metwood has identified only one other manufacturer in the United States that manufactures acold-formed steel beam. However, we have often found that our products are the only ones that will work within many customers' design specs.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers. The cold-formed steel used by the Company is supplied primarily by Nuconsteel, Clark Western, and Vulcraft. Our main source of lumber is BlueLinx. Nucor Bar Mill provides the majority of our rebar. Because of the number of suppliersavailable to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability. We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our customers.

Dependence on One or a Few Major Customers

For the three and six months ended December 31, 2011 and 2010, sales to certain customers amounted to more than 5% of total sales. Those customers and the related percent of sales greater than 5% were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

84 Lumber	11%	6%	9%	6%
Craftman Construction	-	-	-	6%
Davenport Development	-	-	-	7%
House Vestors, LLC	7%
Probuild Co., LLC	-	6%	-	-
Valley Building Supply	6%	-	-	-

(11)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS Con’t

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

Need for Government Approval of Principal Products

Our products must either be sold with an engineer's seal or applicable building code approval. The

Company's chief engineer has obtained professional licensure in several states, which permits products not building code approved to be sold and used with his seal. We expect his licensure in a growing number of states to greatly assist in the uniform acceptability of our products as we expand to new markets. Currently, we are seeking International Code Council ("ICC") code approval on our joist reinforcers and beams. Once that approval is obtained, our products can be used in all fifty states and will eliminate the need for an engineer's seal on individual products. To date, the Company's 2x10floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004).

Time Spent During the Last Two Fiscal Years on Research and Development Activities

Approximately fifteen percent of our time and resources has been spent during the last two fiscal years researching and developing our metal/wood products, new product lines, and new patents. We haveperformed several tests with NTA, Inc. to achieve a cold compliance report on our TUFFBEAM and TUFFJOIST product lines.

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

The Company had eighteen employees at December 31, 2011, all of whom were full time.

Results of Operations

Net Income

We had net income of $21,270 for the three months ended December 31, 2011, versus a net loss of $22,274 for the three months ended December 31, 2010. Construction sales increased 6% comparing 2011 to 2010; as a percentage of construction sales, cost of goods sold was 62% and 54% comparing 2011 to 2010. Engineering sales decreased 62% comparing 2011 to 2010. As a percentage of engineering sales, the cost of engineering sales decreased from 130% to 26% comparing 2011 to 2010. Administrative expenses decreased 32% comparing the three months ended December 31, 2011to the same period in 2010. This decrease was attributable to lower advertising costs, payroll and other expenses.

For the six months ended December 31, 2011 and 2010, we went from a net loss of $38,842 to net income of $1,532. Gross sales declined 17% between the two periods, but cost of sales decreased 20% comparing 2011 and 2010, and administrative expenses decreased 25% for the six months ended December 31, 2011compared to 2010. The net result was a bottom line improvement of 104% comparing the two periods.

Management is currently discussing the possibility of taking the Company private as a means of raising capital, improving the bottom line, and removing the high compliance costs incurred as a public company. The present economic environment may make privatization the best option as the Company goes forward.

Sales

Revenues were $568,941 for the three months ended December 31, 2011 compared to $555,652 for the same period in 2010, an increase of 2%. For the six-month periods ended December 31, 2011 and 2010, sales were $1,076,629 and $1,294,072, respectively, a decrease of 17%. The sales increase for the three-month period in 2011 compared to 2010 were not significant enough to reflect an upturn in the overall economy; however, the Company remains optimistic that it may portend an improving building industry . Although we have sold product in over twenty-five states since July 2007, our local market nonetheless remains down more than 30%. The potential for increased sales volume as we go forward is enhanced bythe fact that we are now an authorized fabricator for the Dynatruss light-gauge steel truss system, begun in March 2008.

Expenses

Total administrative expenses were $203,420 for the three months ended December 31, 2011, versus $297,695 for the three months ended December 31, 2010, a decrease of $94,275. For the six months ended December 31, 2011, administrative expenses were $442,431 compared to $589,186 for the six months ended December 31, 2010. The biggest decrease occurred in advertising and payroll expenses.

Liquidity and Capital Reserves

On December 31, 2011, we had cash of $129,259 and working capital of $1,268,636. Net cash used in operating activities was $25,029 for the six months ended December 31, 2011 compared to net cash from operating activities of $118,942 for the six months ended December 31, 2010. The increased provision of cash from operating activities in the current year resulted primarily from the decrease in accounts payable and recoverable income taxes.

Cash used in investing activities was $15,782 for the six months ended December 31, 2011, compared to cash used of $90,206 during the same period in the prior year. Cash flows provided from investing activities ($36,383) for the six months ended December 31, 2011 were from scrapped computers and equipment and a vehicle sale; cash flows used for investing activities were for computers and peripherals ($10,020), vehicles ($7,461), leasehold improvements ($1,196) and software ($1,924).

Cash used in financing activities was $41,942 for the six months ended December 31, 2011 compared to cash used of $27,725 for the period ended December 31, 2010. The net cash used in 2011 was to pay off a vehicle note and to pay down borrowings from a related party.

(12)

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer,

evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provideonly reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

(13)

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2011.

(14)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2012 /s/ Robert M. Callahan

Robert M. CallahanChief Executive Officer

Date: February 6, 2012 /s/ Shawn A. Callahan

Shawn A. Callahan

Chief Financial Officer

(15)

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3 (i) *	Articles of Incorporation

3(ii)**	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

*Incorporated by reference on Form 8-K, filed February 16, 2000

**Incorporated by reference on Form 8-K, filed February 16, 2000