Form 10-K/A
period 2011-06-30
METWOOD INC
filed 2012-03-01
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A
Amendment No. 2

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as June 30, 2011 at the reasonable assurance level.

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

*Incorporated by reference on Form 8-K, filed February 16, 2000

(32)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: February 28, 2012 /s/ Robert M. Callahan
Robert M. Callahan
President, CEO and Director

Date: February 28, 2012 /s/ Shawn A. Callahan
Shawn A. Callahan
Secretary/Treasurer/CFO and Director