Form 10-Q
period 2012-03-31
METWOOD INC
filed 2012-05-14
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑

 As of May 10, 2012, the number of shares outstanding of the registrant’s commons stock , $0.001 par value (the only class of voting stock), was 12,231,797 shares.

(1)

METWOOD, INC. AND SUBSIDIARY

FORM 10-Q

PART I	FINANCIAL INFORMATION	Page(s)

Item 1	Financial Statements
	Consolidated Balance Sheets As of March 31, 2012 (Unaudited) 1-2 and June 30, 2011	3

	Consolidated Statements of Income (Unaudited) for the Three and Nine Months 3 Ended March 31, 2012 and 2011	4

	Consolidated Statements of Cash Flows (Unauditied) for the Nine Months Ended March 31, 2012 and 2011	5

Item 2	Notes to Consolidated Financial Statements	6 - 7

Item 3	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4	Controls and Procedures	10

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	11

	Signatures	12

	Index to Exhibits	11

(2)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	June 30,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$126,452	$180,448
Accounts receivable, net	264,908	240,581
Inventory	958,773	855,864
Recoverable income taxes	—	42,606
Other current assets	9,922	47,872

Total current assets	1,360,055	1,367,371

Property and Equipment
Leasehold and land improvements	332,778	327,449
Furniture, fixtures and equipment	97,514	98,458
Computer hardware, software and peripherals	175,400	159,261
Machinery and shop equipment	459,087	457,688
Vehicles	399,574	420,533
	1,464,353	1,463,389
Less accumulated depreciation	(1,006,825)	(935,093)

Net property and equipment	457,528	528,296

Other Assets
Deferred tax asset	49,883	157,792
Less valuation reserve	—	(120,732

Total other assets	49,883	37,060

Goodwill	253,088	253,088

TOTAL ASSETS	$2,120,554	$2,185,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$115,654	$111,901
Note payable	—	5,359

Total current liabilities	115,654	117,260

Long-term Liabilities
Note payable	—	24,529
Due to related company	121,334	136,942

Total long-term liabilities	121,334	161,471

Total liabilities	236,988	278,731

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at March 31,2012	12,232	12,232

Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	327,058	350,576

Total stockholders' equity	1,883,566	1,907,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,120,554	$2,185,815

See accompanying notes to consolidated financial statements.

(3)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
REVENUES

Construction sales	$446,419	$411,432	$1,508,192	$1,615,149
Engineering sales	—	48,834	14,856	139,188
Gross sales	446,419	460,266	1,523,048	1,754,337

Cost of construction sales	253,583	260,715	888,013	992,267
Cost of engineering sales	—	43,769	19,565	126,501
Gross cost of sales	253,583	304,484	907,578	1,118,768

Gross profit	192,836	155,782	615,470	635,569

ADMINISTRATIVE EXPENSES
Advertising	14,139	8,106	35,254	58,103
Depreciation	9,374	9,991	28,394	29,426
Insurance	11,857	5,110	19,594	14,703
Payroll expenses	120,563	142,333	366,109	438,254
Professional fees	14,763	13,215	45,133	44,533
Rent	20,400	19,800	60,200	59,400
Vehicle	15,062	11,272	37,624	34,385
Other	24,937	12,837	77,627	132,050
Total administrative expenses	231,095	222,664	669,935	810,854

Operating loss	(38,259)	(66,882)	(54,465)	(175,285)

Other income	8,559	2,614	18,124	9,967

Loss before income taxes	(29,700)	(64,268)	(36,341)	(165,318)

Income tax benefit	(4,019)	(30,732)	(12,823)	(92,941)

Net loss from operations	$(25,681)	$(33,536)	$(23,518)	$(72,377)

Basic and diluted deficit per share	$ **	$ **	$ **	$0.01

Weighted average number of shares	12,231,797	12,231,797	12,231,797	12,231,797

**Less than $0.01

  See accompanying notes to consolidated financial statements.

(4)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2012	2011
OPERATIONS
Net income (loss)	$(23,518)	$(72,377)
Adjustment to reconcile net income to net cash from operating activities: Depreciation	71,732	74,796
Provision for (reversal of) deferred income taxes	(12,823)	(7,777)
(Increase) decrease in operating assets:	—
Accounts receivable	(88)	63,177
Inventory	(102,908)	18,508
Recoverable income taxes	42,606	(85,164)
Other operating assets	13,711	3,931
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,752	(81,076)
Net cash used for operating activities	(7,536)	(85,982)

INVESTING
Capital expenditures	(37,347)	(262,022)
Proceeds from disposal of assets	36,383	9,100
Net cash used for investing activities	(964)	(252,922)

FINANCING
Increase (decrease) in net borrowings	(29,888)	31,342
Decrease in borrowings from related party	(15,608)	(37,854)
Net cash used for financing activities	(45,496)	(6,512)

Net decrease in cash	(53,996)	(345,416)

Cash, beginning of the year	180,448	403,512

Cash, end of the period	$126,452	$58,096

 See accompanying notes to consolidated financial statements.

(5)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all the adjustments necessary in order to make the financial statements not misleading.  The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2012.

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

Accounts Receivable  - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition.  We perform ongoing credit evaluations of our customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At March 31, 2012, the allowance for doubtful accounts was $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible.  For the three and nine months ended March 31, 2012,  the amount of bad debts charged off was $-0- and $1,697, respectively.  For the three and nine months ended March 31, 2011, bad debts charged off were $2,148 and $37,893, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through March 31, 2012.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents.  Costs, if any, are expensed as they are incurred.  Research and development costs (refunded amounts) for the three months ended March 31, 2012 and 2011 were $1,289 and $(3,513), respectively.  For the nine months ended March 31, 2012 and 2011, research and development costs were $(803) and $-0-, respectively.

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

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2011-04 amending Topic 820 that substantially converged the requirements for fair value measurement and disclosure between the FASB and the International Accounting Standards Board (“IASB”).  This ASU is largely consistent with existing fair value measurement principles under U.S. GAAP. This ASU was effective for the Company in its quarter beginning January 1, 2012 and has not had a material impact on the Company’s financial statements.

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

In September 2011,the FASB issued ASU2011-08 amending Topic 350 that allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this new ASU, if a Company chooses the qualitative method, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company does not expect this ASU to have a material impact on its financial statements.

Management does not believe that any other recently issued accounting pronouncements would have a material effect on the accompanying consolidated financial statements.

(6)

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and nine months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income (loss)	$(25,681)	$ (33,536)	$(23,518)	$ (72,377)
Earnings per share - basic and fully diluted	$ **	$ **	$ **	$(0.01)
Weighted average number of shares	12,231,797	12,231,797	12,231,797	12,231,797

**Less than $0.01

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2012 and 2011 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Cash paid for:
Income taxes	$ -	$ -	$ -	$ -
Interest	$ -	$ -	$ -	$ -

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services.  There were no fees paid to the related company for the three and nine months ended March 31, 2012 and 2011.  For the three months ended March 31, 2012 and 2011, we had sales of $3,553 and $10,129 respectively, to the company referred to above.  For the nine months ended March 31, 2012 and 2011, we had sales of $15,608 and $109,051 to the company.  As of March 31, 2012 and 2011, the related receivable was $-0- and $-0-, respectively.  See also Note 7.

NOTE 6 - SEGMENT INFORMATION

We have previously operated in two principal business segments: (1) construction-related products and (2) engineering services.  Performance of each segment has been evaluated based on profit or loss from operations before income taxes.  These reportable segments are strategic business units that have offered different products and services.  The company has recently concluded that the majority of the engineering portion of the business can best be handled through a strategic partnership with an outside engineering firm.  We believe that continuing research and development efforts will soon enable us to meet code requirements for our products and will eliminate the need for individual engineering seals.   Summarized revenue and expense information by segment for the three and nine months ended March 31, 2012 and 2011, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Construction:	2012	2011	2012	2011
Sales	$446,419	$411,432	$1,508,192	$1,615,149
Intersegment expenses	—	(5,783)	(200)	(16,453)
Cost of sales	(253,583)	(260,715)	(888,013)	(992,267)
Other expenses	(215,277)	(175,960)	(637,346)	(671,247)
Segment loss	$(22,441)	$(31,026)	$(17,367)	$(64,818)

Engineering:
Sales	$—	$48,834	$14,856	$139,188
Intersegment revenues	—	5,783	200	16,453
Cost of sales	—	(43,769)	(19,565)	(126,501)
Other expenses	(3,240)	(13,358)	(1,642)	(36,699)
Segment loss	$(3,240)	$(2,510)	$(6,151)	$(7,559)

NOTE 8 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership.  The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,800.  The lease expires on December 31, 2014. For the three months ended March 31, 2012 and 2011, we recognized rental expense for these spaces of $20,400 and $19,800, respectively.  For the nine months ended March 31, 2012 and 2011, we recognized rental expense of $60,200 and 59,400 respectively.

(7)

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

Description

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

      ·  Accel-E - Metwood is a distributor of these steel thermal-efficient panels

      ·  Trimmable square columns

      ·  Joist reinforcers

      ·  Engineering, design and custom building services

Metwood is performing ongoing product research and development.  Through a strategic partnership with an outside engineering firm, Metwood is able to offer its customers civil engineering capabilities which include rezoning and special use submissions; erosion and sediment control and storm-water management design; residential, commercial, and religious facility site development design; and utility design, including water, sewer and onsite treatment systems.

We also perform a variety of structural design and analysis work, successfully providing solutions for many projects, including retaining walls, residential framing, commercial building framing, light-gage steel fabrication drawings, metal building retrofits and additions, mezzanines, and seismic anchors and restraints.

The Company has designed numerous foundations for a variety of structures.  Our foundation design expertise includes metal building foundations, traditional building construction foundations, atypical foundations for residential structures, tower foundations, and sign foundations for a variety of uses and applications.

We have also designed and drafted full building plans for several applications.  When subcontracting for local companies, we have the ability, in partnership with our outside engineering firm, to provide basic architectural, mechanical, electrical, and detailed civil and structural design services for these facilities.

We have reviewed designs by manufacturers for a variety of structures and structural components, including retaining walls, radio towers, tower foundations, sign foundations, timber trusses, light-gage steel trusses, and light-gage steel beams.  This service enables clients to take generic designs and have them certified and approved for construction in the desired locality.

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

(8)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUE)

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

Dependence on One or a Few Major Customers

For the three and nine months ended March 31, 2012 and 2011, sales to certain customers amounted to more than 5% of total sales. Those customers and the related percent of sales greater than 5% were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
84 Lumber	7%	9%	8%	7%
Capps Home Building	—	6%	—	—
Caribbean Building Supplies, Inc.	8%	—	—	—
Davenport Development	—	—	—	6%
Healing Strides of Virginia	8%	—	—	—
Probuild Co., LLC	10%	12%	6%	7%
Smith Mtn. Building Supply, LLC	6%	—	—	—
The Lester Group, Inc.	6%	—	—	—
Timber Truss	—	6%	—	—

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

Number of Total Employees and Number of Full-Time Employees

The Company had seventeen employees at March 31, 2012, all of whom were full time.

Results of Operations

Net Loss

We had a net loss of $25,681 for the three months ended March 31, 2012, versus a net loss of $33,536 for the three months ended March 31, 2011. Construction sales increased 8% comparing 2012 to 2011; as a percentage of construction sales, cost of goods sold was 57% and 63% comparing 2012 to 2011. Engineering sales decreased 100% comparing 2012 to 2011. Administrative expenses increased 4% comparing the three months ended March 31, 2012 to the same period in 2011.

For the nine months ended March 31, 2012 and 2011, we incurred losses of $23,518 and $72,377.  Gross sales declined 13% between the two periods, but cost of sales decreased 19% comparing 2012 and 2011, and administrative expenses decreased 17% for the nine months ended March 31, 2012 compared to 2011.  The net result was a bottom line improvement of 67% comparing the two periods.

Management is currently discussing the possibility of taking the Company private as a means of raising capital, improving the bottom line, and removing the high compliance costs incurred as a public company.  The present economic environment may make privatization the best option as the Company goes forward.

Sales

Revenues were $446,419 for the three months ended March 31, 2012 compared to $460,266 for the same period in 2011, an increase of 3%.  For the nine-month periods ended March 31, 2012 and 2011, sales were $1,523,048 and $1,754,337, respectively, a decrease of 13%.  The sales increase for the three-month period in 2012 compared to 2011 were not significant enough to reflect an upturn in the overall economy; however, the Company remains optimistic that it may portend an improving building industry .  Although we have sold product in over twenty-five states since July 2007, our local market nonetheless remains down more than 30%.  The potential for increased sales volume as we go forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gauge steel truss system, begun in March 2008.

Expenses

Total administrative expenses were $231,095 for the three months ended March 31, 2012, versus $222,664 for the three months ended March 31, 2011, an increase of $8,431.  For the nine months ended March 31, 2012, administrative expenses were $669,935 compared to $810,854 for the nine months ended March 31, 2011.  The biggest decrease occurred in payroll and other expenses

Liquidity and Capital Reserves

On March 31, 2012, we had cash of $126,452 and working capital of $1,244,401.  Net cash used in operating activities was $7,536 for the nine months ended March 31, 2012 compared to net cash used in operating activities of $85,982 for the nine months ended March 31, 2012.  The increased provision of cash from operating activities in the current year resulted primarily from the decrease in inventory and recoverable income taxes.

Net cash used in investing activities was $964 for the nine months ended March 31, 2012, compared to cash used of $252,922 during the same period in the prior year.  Cash flows provided from investing activities ($36,383) for the nine months ended March 31, 2012 were from scrapped computers and equipment and a vehicle sale; cash flows used for investing activities $37,347) were for computers and peripherals ($11,804), vehicles ($12,851), leasehold improvements ($5,330), shop equipment ($1,399), website development ($2,575), and software ($3,388).

Cash used in financing activities was $45,496 for the nine months ended March 31, 2012 compared to cash used of $6,512 for the period ended March 31, 2011.  The net cash used in 2012 was to pay off a vehicle note and to pay down borrowings from a related party.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

             See index to exhibits.

      (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended March 31, 2012.

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

(11)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2012

/s/Robert M. Callahan

                                                                  Robert M. Callahan

                                                                         Chief Executive Officer

Date: May 11, 2012

  /s/ Shawn A. Callahan

                                                                         Shawn A. Callahan

                                                                         Chief Financial Officer