Form 10-K
METWOOD INC
filed 2012-10-05
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-05391

METWOOD, INC.
(Exact name of registrant as specified in its charter)

NEVADA	83-0210365
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

819 Naff Road, Boones Mill, VA 24065
(Address of principal executive offices)

(540) 334-4294
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
$0.001 Par Value Common Voting Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and a smaller reporting company”: in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of October 1, 2012, the aggregate market value of the 12,231,797 common shares outstanding (based upon the average of the bid price ($.09) reported on the OTCQB Market) held by non-affiliates was $1,100,867

As of October 1, 2012, the number of shares outstanding of the registrant's common stock, $0.001 par value
(the only class of voting stock), was 12,231,797 shares.

(1)

METWOOD, INC. AND SUBSIDIARY

FORM 10-K

		Page #

	PART I

Item 1	Description of Business	4-6
Item 1A	Risk Factors	7
Item 2	Properties	7
Item 3	Legal Proceedings	7

	PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 7	Management's Discussion and Analysis or Plan of Operation	8
Item 8	Financial Statements and Supplementary Data	10-15
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 9A	Controls and Procedures	18
Item 9B	Other Information	18

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	19
Item 11	Executive Compensation	20
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13	Certain Relationships and Related Transactions, and Director Independence	21
Item 14	Principal Accounting Fees and Services	21

	PART IV

Item 15	Exhibits and Financial Statement Schedules	22

	Signatures	23

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

(3)

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

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood, for $350,000 and accounted for the transaction under the purchase method of accounting. As of June 30, 2012, Providence is no longer an operating segment of the Company. We have concluded that the majority of the engineering portion of the business can best be handled through a strategic partnership with an outside engineering firm. We believe that continuing research and development efforts will soon enable us to meet code requirements for our products and will eliminate the need for individual engineering seals.

Metwood ("the Company," "We," "Us," "Our") provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Principal Products or Services and Markets

Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a "stick-built" construction method where components are laid out and assembled with nails and screws. The Company's founders saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

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
· Aegis - Metwood is a distributor of Aegis Metal Framing's cold-formed steel trusses
· Trimmable square columns
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

(4)

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

Status of Publicly Announced New Products or Services

Metwood has become a fabricator of the Aegis steel truss system and is a supplier of their products to both residential and commercial customers.

Seasonality of Market

Our sales are subject to seasonal impacts, as our products are used in residential and commercial construction projects which tend to be at peak levels in Virginia and North Carolina between the months of March and October. Accordingly, our sales are typically greater in our fourth and first fiscal quarters. We build an inventory of our products throughout the winter and spring to support our sales season. Due to the seasonality of our local market, we are continuing our efforts to expand into markets that are not so seasonally impacted. We have shipped projects to Florida, Georgia, South Carolina, Arizona, Washington, and more. These markets have some seasonality, but increased exposure in these markets will help maintain stronger sales year round.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers. The light-gage metal used by the Company is supplied primarily by Telling Industries, Nuconsteel, New Millenium, Allied Tube & Conduit, and Vulcraft. Our main source of lumber is BlueLinx. Re-Steel, Nucor and Gerdau Amersteel provide the majority of our rebar. Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability. We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our buyers.

Dependence on One or a Few Major Customers

For the fiscal years ending June 30, 2012 and 2011, no customer accounted for 10% or more of total sales.

(5)

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

Need for Government Approval of Principal Products

Our products must either be sold with an engineer's seal or applicable building code approval. Currently, we are seeking International Code Council ("ICC") code approval on our TUFFBEAMS. Once that approval is obtained, our products can be used in all fifty states and will eliminate the need for an engineer's seal on individual products. To date, the Company's 2x10 floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004).

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

We had eighteen employees at June 30, 2012, all of whom were full time.

(6)

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

We have a history of operating losses and may incur future losses. We incurred net losses of $354,919 for the fiscal year ended June 30, 2012 and $86,262 for the year ended June 30, 2011. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

(7)

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the recent close of our common stock at October 1, 2012 of $.09 per share (with a 52-week high of $.43), the market value of shares held by non-affiliates would be $1,100,867. There are no preferred shares authorized.

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

Year Ended June 30, 2012	High	Bid
First Quarter	$0.43	$0.22
Second Quarter	$0.39	$0.20
Third Quarter	$0.37	$0.21
Fourth Quarter	$0.31	$0.04

Year Ended June 30, 2011
First Quarter	$0.25	$0.13
Second Quarter	$0.55	$0.11
Third Quarter	$0.43	$0.18
Fourth Quarter	$0.43	$0.21

Holders

The approximate number of holders of record of our common stock as of August 17, 2012 was 1,112. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

Dividends

We have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

We anticipate that the next twelve months will be a period of continued growth as we seek to further expand our presence in new markets throughout the United States through increased numbers of distributors, licensees and dealers. ICC code approval is being sought for our TUFFBEAM and is expected to be obtained within the coming fiscal year. If this approval is obtained, product marketability would be greatly enhanced and would likely lead to higher demand.

Higher product demand would likely increase the need for more capital as inventory requirements grew, which could be met through borrowing or a stock offering. No decision has been made at the present time, however, as to which means might be used to raise capital.

Results of Operations

Below are selected financial data for the years ended June 30, 2012 and 2011:

	2012	2011
Revenues	$ 1,940,526	$ 2,212,757
Net loss	$ (354,919)	$ (86,262)
Net loss per common share	$ (0.03)	$ (0.01)
Weighted average common
shares outstanding	12,231,797	12,231,797

At June 30, 2012 and 2011:

Total assets	$ 1,828,928	$ 2,185,815
Working capital	$ 1,119,326	$ 1,250,111
Shareholders' equity	$ 1,552,165	$ 1,907,084

No dividends have been declared or paid during the periods presented.

Revenues and Cost of Sales - Consolidated gross sales decreased $272,231, or 12%, for the year ended June 30, 2012 ("fiscal 2012") compared to the year ended June 30, 2011 ("fiscal 2011"). Construction sales consisted of product sales, engineering, delivery and installation fees and decreased $122,846 (6%) comparing fiscal 2012 to 2011. Engineering sales consisted of fees for engineering services and declined $149,385 (91%) comparing fiscal 2012 to 2011. This decline results from the fact that Providence is no longer an operating segment of the Company. Gross profit decreased $198,622 (22%) from fiscal 2011 to fiscal 2012, again reflecting the fact that Providence is not an active segment for us.

The sales decrease for fiscal 2012 versus 2011 continues to reflect an ongoing general downtown in the building industry. Although we have sold product in over twenty-five states, our local market is down more than 30%. Nonetheless, the commercial market has overcome some of the residential downturn. The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gage steel truss system, begun in March 2008.

Cost of sales decreased $73,609 overall (6%) in fiscal 2012 compared to fiscal 2011. On the construction side, cost of sales increased $72,375 (6%), while cost of engineering sales decreased $145,984 (88%). The change in construction and engineering costs was proportional to the change in sales for the same period.

Administrative expenses - These costs increased $95,164, or 9%, to $1,135,402 in fiscal 2012 from $1,040,238 in fiscal 2011. The increase resulted from impairment losses on intangible assets. Aside from that expense, administrative costs declined in all but two categories. We are invested in decreasing expenditures where possible in order to maximize our net earnings.

(8)

Other Income - Other income in fiscal 2012 was $18,876, 28% higher than fiscal 2011. The increase resulted from higher customer finance charges and gains on asset disposals.

Income Taxes - In fiscal 2012 we recorded an income tax benefit of $75,098 compared to a tax benefit of $54,145 in fiscal 2011. An income tax benefit was recognized in both fiscal years because, in addition to the book loss experienced, temporary ("timing") differences between book and tax income gave rise to a higher tax loss, which will be carried forward and offset future taxable income. A deferred tax asset has been recorded to reflect the potential future benefit of such a carryforward. Since the realization of such an asset is uncertain, we have also recorded a valuation allowance to reduce this asset to its net realizable value.

Liquidity and Capital Reserves - Cash flows used for operating activies in fiscal 2012 were $96,612 versus net cash provided by operating activities of $47,395 in fiscal 2011. The decrease in cash flows from operations for fiscal 2012 was primarily attributable to increases in the net loss and in inventory. We also used $39,361 for capital improvements and purchases of fixed assets in fiscal 2012 compared to $271,362 in fiscal 2011. Property disposals increased cash provided by investing activites by $6,290 and fiscal 2012 compared to $9,100 in 2011. Financing activities in fiscal 2012 used $54,119 compared to $8,197 used in fiscal 2011. The use of funds in 2012 was from amounts repaid to a related party and full repayment of a vehicle loan, while funds used in 2011 in financing activities were from amounts repaid to a related party.

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

(9)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Metwood, Inc.

We have audited the accompanying consolidated balance sheets of Metwood, Inc. (a Nevada corporation) and subsidiary as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metwood, Inc. and subsidiary as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bongiovanni & Associates, CPAs
Bongiovanni & Associates, CPAs
Cornelius, North Carolina

October 1, 2012

(10)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND 2011

	June 30,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$58,646	$180,448
Accounts receivable, net	231,081	240,581
Inventory	961,780	855,864
Recoverable income taxes	—	42,606
Other current assets	31,871	47,872

Total current assets	1,283,378	1,367,371

Property and Equipment
Leasehold improvements	264,820	259,490
Furniture, fixtures and equipment	93,458	98,458
Computer hardware, software and peripherals	167,763	159,261
Machinery and shop equipment	459,087	457,688
Vehicles	381,373	420,533
Land improvements	67,959	67,959
	1,434,460	1,463,389
Less accumulated depreciation	(1,001,068)	(935,093)

Net property and equipment	433,392	528,296

Other Assets
Deferred tax asset	224,317	157,792
Less valuation reserve	(112,159)	(120,732)
	112,158	37,060

Goodwill	—	253,088

TOTAL ASSETS	$1,828,928	$2,185,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$79,177	$78,401
Note payable	—	5,359
Customer deposits	74,688	—
Accrued expenses	10,187	33,500

Total current liabilities	164,052	117,260

Long-term Liabilities
Note payable	—	24,529
Due to related company	112,711	136,942

Total long-term liabilities	112,711	161,471

Total liabilities	276,763	278,731

Stockholders' Equity
Common stock ($.001 par, 100,000,000 shares authorized;
12,231,797 shares issued and outstanding at June 30, 2012 and 2011)	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares at
June 30, 2012 and 2011)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings (deficit)	(4,343)	350,576

Total stockholders' equity	1,552,165	1,907,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,828,928	$2,185,815

See accompanying notes to consolidate financial statements

(11)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2012 and 2011

	2012	2011

REVENUES
Sales	$1,925,670	$2,048,516
Cost of sales	1,218,251	1,161,821

Gross profit	707,419	886,695

ADMINISTRATIVE EXPENSES
Advertising	40,115	77,253
Bad debt provision	1,973	11,548
Depreciation	32,997	30,541
Impairment losses on intangible assets	253,088	—
Insurance	23,269	18,235
Payroll expenses	489,196	559,136
Professional fees	49,757	55,876
Rent	80,600	79,200
Research and development	15,142	10,555
Telephone	17,694	18,240
Vehicle	47,498	44,117
Other	78,837	103,691

Total administrative expenses	1,130,166	1,008,392

Loss from operations	(422,747)	(121,697)

Other income	9,896	14,718

Income tax benefit	(65,654)	(41,142)

Loss from continuing operations	(347,197)	(65,837)

Discontinued operations	(7,722)	(20,425)

Net loss	$(354,919)	$(86,262)

Basic and diluted deficit per share	$(0.03)	$(0.01)

Loss per share from discontinued operations	**	**

Weighted average number of shares	12,231,797	12,231,797

**Less than $.01

See accompanying notes to consolidated financial statements.

(12)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

			Common Shares Not	Common Shares Not	Additional
	Common Shares	Common Shares	Yet Issued	Yet Issued	Paid-in	Retained
	(000s)	($.001Par)	(000s)	($.001Par)	Capital	Earnings

Balances July 1, 2010	12,232	$12,232	8	$8	$ 1,544,268	$ 436,838

Net loss for year	-	-	-	-	-	(86,262)

Balances June 30, 2011	12,232	$12,232	8	$8	$ 1,544,268	$350,576

Net loss for year	-	-	-	-	-	$ (354,919)

Balances June 30, 2012	12,232	$12,232	8	$ 8	$1,544,268	($4,343)

(13)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011
OPERATING ACTIVITIES
Net loss	$(354,919)	$(86,262)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Depreciation, net of property disposals	65,975	109,151
Impairment loss on intangible assets	253,088	—
Provision for deferred income taxes	(75,098)	(86,815)
(Increase) decrease in operating assets:
Accounts receivable	9,500	47,208
Inventory	(105,915)	83,013
Other current assets	16,001	15,496
Refundable income taxes	42,606	41,777
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	52,150	(76,173)
Net cash provided by (used for) operating activities	(96,612)	47,395

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(39,361)	(271,362)
Property disposals	68,290	9,100
Net cash provided by (used for) investing activities	28,929	(262,262)

FINANCING ACTIVITIES
Net repayment to related party	(24,231)	(38,085)
Net borrowings (repayments) from vehicle financing	(29,888)	29,888
Net cash used for financing activities	(54,119)	(8,197)

Net (decrease) in cash	(121,802)	(223,064)

Cash, beginning of the year	180,448	403,512

Cash, end of the year	$58,646	$180,448

See accompanying notes to consolidated financial statements.

(14)

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC (The"Providence"), a professional engineering firm with customers in the same proximity as Metwood, for $350,000 and accounted for the transaction under the purchase method of accounting. As of June 30, 2012, Providence is no longer an operating segment of the Company. The Company has concluded that the majority of the engineering portion of the business can best be handled through a strategic partnership with an outside engineering firm. The Company believes that continuing research and development efforts will soon enable us to meet code requirements for our products and will eliminate the need for individual engineering seals.

The Company provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

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

Management's Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  At June 30, 2012 and 2011, the significant estimates used by management include the valuation of its goodwill.  Actual results could differ from those estimates.

Fair Value of Financial Instruments - For certain of our financial instruments, none of which are held for trading, including cash, accounts receivable, inventory, other current assets, accounts payable and accrued expenses, and the bank lines of credit, the carrying amounts approximate fair value due to their short maturities.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition.  We perform ongoing credit evaluations of our customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  At both June 30, 2012 and 2011, the allowance for doubtful accounts was $5,000.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible.  For the years ended June 30, 2012 and 2011, the bad debt expense was $15,058 and $13,332, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through June 30, 2012 and 2011.

(15)

Patents - We have been assigned several key product patents developed by certain Company officers.  No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Goodwill - We account for goodwill and intangibles under FASB ASC 350, “Goodwill and Other Intangible Assets.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment.  Goodwill was recorded at the time of Metwood's acquisition of Providence Engineering.  Since Providence is no longer an active company (it has no employees and carries on no business activities), all goodwill carried on the books is 100% impaired and accordingly has been written off.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the year ended June 30, 2012, expenses were $15,142 and for the year ended June 30, 2011, expenses were $10,555.

Advertising - We expense advertising costs as incurred. However, certain expenditures are treated as prepaid (such as trade show fees) if they are for goods or services which will not be received until after the end of the accounting period. These costs are subsequently recognized as expenses in those periods in which the goods or services are received.

Earnings (loss) Per Common Share - Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings (loss) per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the years presented. There were no adjustments required to net income (loss) for the years presented in the computation of diluted earnings (loss) per share.

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

(16)

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the years ended June 30, 2012 and 2011, the Company had sales of $24,231 and $112,062, respectively, to our shareholder and CEO, Robert Callahan. As of June 30, 2012 and 2011, the related receivable was $-0-.

Also, from time to time, the Company contract with a construction company 50% owned by its CEO which provides capital improvements and maintenance work on our buildings and grounds. Billings for such services during the years ended June 30, 2012 and 2011 were $-0-.

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

NOTE 5 - EQUITY

During the years ended June 30, 2012 and 2011, we did not issue any common shares for the benefit of employees included in our stock-based incentive compensation program.

NOTE 6 - SALE OF FIXED ASSETS AND RELATED OPERATING LEASE

During the year ended June 30, 2006, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2012 and 2011 was $80,600 and $79,200, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2012 are as follows:

Year Ending June 30,
2013	81,600
2014	81,600
2015 and beyond	40,800

$ 204,000

(17)

NOTE 7 - DISCONTINUED OPERATIONS

In June 2012, the Company's subsidiary, Providence Engineering, PC, ceased operations because management concluded that most of the engineering portion of our business can best be handled through a strategic partnership with an outside engineering firm. The discontinued operations are reported in these consolidated financial statements for the two reporting years ended June 30, 2012 and 2011. See Note 9 for information on the revenues and expenses of this segment of our business.

NOTE 8 - INCOME TAXES

The components of income tax benefit consist of:
	2012	2011
Current:
Federal	$ -	$ (113,429)
State	-	(7,303)
	-	(120,732)
Deferred:
Federal	(64,362)	67,636
State	(10,736)	(1,049)
	(75,098)	66,587

Total income tax benefit	$ (75,098)	$ (54,145)

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company's income taxes is as follows:

Loss before income taxes	$ (430,017)	$(140,407)
Income tax benefit computed at the statutory rate	(167,706)	(54,758)
State income tax benefit, net of federal tax effect	(15,459)	(5,095)
Non-deductible expenses	2,977	475
Valuation reserve adjustment	89,209	-
Effect of graduated income tax rates	15,881	5,233

Total income tax benefit	$ (75,098)	$ (54,145)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. We have recorded deferred tax assets at June 30, 2012 and 2012, net of a valuation reserve, of $112,159 and $37,060, respectively. The components of these amounts are as follows:

	2012	2011

Tax loss carryforward	$ 99,047	$ 66,587
Depreciation and miscellaneous	13,112	17,528
Amortization of goodwill	-	(47,055)

Net deferred tax asset	$ 112,159	$ 37,060

NOTE 9 - SEGMENT INFORMATION

Until June 30, 2012, we operated in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the years ended June 30, 2012 and 2011 is as follows:

	2012	2011
Construction:
Sales	$ 1,925,670	$ 2,048,516
Cost of sales	(1,234,196)	(1,161,821)
Intersegment expenses	(200)	(18,693)
Intersegment revenues	6,000	24,000
Corporate and other expenses	(1,032,671)	(952,532)
Segment loss	$ (335,397)	$ (60,530)

Total assets	$ 1,828,928	$ 2,200,858
Capital expenditures	$ 39,361	$ 235,017
Depreciation	$ 97,821	$ 103,308
Interest expense	$ -	$ -

Engineering:
Sales	$ 14,856	$ 164,241
Cost of sales	(19,821)	(165,805)
Intersegment revenues	200	18,693
Intersegment expenses	(6,000)	(24,000)
Corporate and other expenses	(8,757)	(18,861)
Segment income	$ (19,522)	$ (25,732)

Total assets	$ -	$ 534,620
Capital expenditures	$ -	$ 36,345
Depreciation	$ 4,120	$ 13,575
Interest expense	$ 111	$ -

(18)

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of June 30, 2012, were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(19)

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

Shawn A. Callahan	Secretary/Treasurer/CFO/VP/General Manager

Education:	MBA Accounting, University of Phoenix
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

Based solely on a review of the forms received covering purchase and sale transactions in the Company's common stock during the fiscal year ended June 30, 2012, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements.

(20)

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan:

Summary Compensation Table

			Other	Restricted		Restricted
Fiscal	Annual		Compensation	Stock	LTIP	Stock
Year	Salary	Bonuses		Awards	Options	Bonuses
		(1)	(2)	(3)	(4)	(4)
2012	$71,667	$ 7,800	-0-	-0-	-0-	-0-
2011	$95,119	$ 7,200	-0-	-0-	-0-	-0-
2010	$98,126	$ 2,400	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood's common stock as of October 1, 2012, based upon 12,231,797 shares outstanding:

Grater Than 5% Owners

Title of Class	Name and Address of Benefial Owner	No. of Shares	Precent of Class

Common	Robert Callahan
	819 Naff Road
	Boones Mill, VA 24065	6,521,782 (1)	53.3%

Common	Ronald Shiflett
	638 Patti Road
	Rocky Mount, VA 24151	2,101,282	17.2%

(1) Includes direct and indirect interests. There are 6,148,750 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of October 1, 2012:

Management Ownership

Title of Class	Name and Address of Benefial Owner	No. of Shares	Precent of Class

Common	Robert Callahan
	819 Naff Road
	Boones Mill, VA 24065	6,521,782 (1)	53.3%

(1) Includes direct and indirect interests. There are 6,148,750 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Ownership of shares by directors and officers of Metwood as a group: 53.3%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

(21)

Item 13. Certain Relationships and Related Transactions, and Director Independence

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

We contract with a construction company 50% owned by our CEO which provides capital improvements and maintenance work on ourbuildings and grounds.

During the year ended June 30, 2006, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2012 and 2011 was $80,600 and $79,200, respectively.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by Bongiovanni & Associates, CPAs for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2012 and 2011:

	2012	2012

Audit Fees	$ 15,500	$15,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	4,224	5,550

Total fees	$ 19,724	$21,050

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

(22)

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

*Incorporate by reference on Form 8-K, filed February 16, 2000

(23)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 1, 2012 By: /s/ Robert M. Callahan
Robert M. Callahan
President, CEO and Director

Date: October 1, 2012 By: /s/ Shawn A. Callahan
Shawn A. Callahan
Secretary/Treasurer/CFO and Director

(24)