Form 10-Q
period 2012-09-30
METWOOD INC
filed 2012-11-15
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number 00-05391

METWOOD, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA 83-0210365

(State of other jurisdiction (IRS Employer

of incorporation) Identification No.)

819 Naff Road, Boones Mill, VA 24065

(Address of principal executive offices) (Zip Code)

(540) 334-4294

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company as defined by Rule 12B-2 of the Exchange Act:

Large accelerated filer [ ] Non-accelerated filer [ ]

Accelerated filer [ ] Smaller reporting company [X]

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes [ ] No [ ]

As of September 30, 2012, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 12,231,797 shares.

(1)

METWOOD, INC. AND SUBSIDIARY

TABLE OF CONTENTS – FORM 10-Q

PART I	FINANCIAL INFORMATION	Page(s)

Item 1	Financial Statements

Consolidated Balance Sheets As of September 20, 2012 (Unaudited) And June 30, 2012

Consolidated Statements of Income (Unaudited) for the Three Months Ended September 20, 2012 and 2011

Consolidated Statements of Cash Flow (Unaudited) for the Three Months

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

(2)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	September 30,	June 30,
	2012	2012
ASSETS

Current Assets
Cash and cash equivalents	$75,003	$58,646
Accounts receivable, net	328,768	231,081
Inventory	904,479	961,780
Other current assets	28,930	31,871

Total current assets	1,337,180	1,283,378

Property and Equipment
Leasehold and land improvements	333,332	332,779
Furniture, fixtures and equipment	93,458	93,458
Computer hardware, software and peripherals	170,389	167,763
Machinery and shop equipment	461,586	459,087
Vehicles	386,019	381,373
	1,444,784	1,434,460
Less accumulated depreciation	(1,021,125)	(1,001,068)

Net property and equipment	423,659	433,392

Other Assets
Deferred tax asset	212,728	224,317
Less valuation reserve	(106,364)	(112,159)

Total other assets	106,364	112,158

TOTAL ASSETS	$1,867,203	$1,828,928

See accompanying notes to consolidated financial statements.

(3)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	September 30,	June 30,
	2012	2012
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$188,520	$164,052

Total current liabilities	188,520	164,052

Long-term Liabilities
Due to related company	104,837	112,711

Total long-term liabilities	104,837	112,711

Total liabilities	293,357	276,763

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares
authorized; 12,231,797 shares issued and
outstanding at September 30, 2012	12,232	12,232
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,544,268	1,544,268
Retained earnings	17,338	(4,343)

Total stockholders' equity	1,573,846	1,552,165

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$1,867,203	$1,828,928

See accompanying notes to consolidated financial statements.

(4)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	September 30,
	2012	2011
REVENUES

Construction sales	$628,883	$505,333
Engineering sales	—	2,356
Gross sales	628,883	507,689

Cost of construction sales	380,082	289,441
Cost of engineering sales	—	15,077
Gross cost of sales	380,082	304,518

Gross profit	248,801	203,171

ADMINISTRATIVE EXPENSES
Advertising	6,285	12,527
Depreciation	7,920	9,832
Insurance	6,219	5,772
Payroll expenses	126,253	124,625
Professional fees	19,481	25,095
Rent	20,400	19,800
Vehicle	7,337	11,602
Other	30,524	29,759
Total administrative expenses	224,419	239,012

Operating income (loss)	24,382	(35,841)

Other income	3,093	5,493

Income (loss) before income tax benefit	27,475	(30,348)

Income tax expense (benefit)	5,794	(10,584)

Net income (loss) from operations	$21,681	$(19,764)

Basic and diluted earnings per share	**	**

Weighted average number of shares	12,231,797	12,231,797

**Less than $0.01

See accompanying notes to consolidated financial statements.

(5)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	September 30,
	2012	2011
OPERATIONS
Net income (loss)	$21,681	$(19,764)
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	20,057	22,100
Reversal of deferred income taxes	—	(10,584)
(Increase) decrease in operating assets:
Accounts receivable	(98,344)	26,855
Inventory	3,712	(82,485)
Recoverable income taxes	—	42,606
Other operating assets	62,981	(2,310)
Increase in operating liabilities:
Accounts payable and accrued expenses	24,468	58,553
Net cash provided by operating activities	34,555	34,971

INVESTING
Capital expenditures	(10,324)	(19,236)
Proceeds from disposal of assets	—	33,811
Net cash (used for) provided by investing activities	(10,324)	14,575

FINANCING
Decrease in net borrowings	—	(29,888)
Decrease in borrowings from related party	(7,874)	(8,821)
Net cash used for financing activities	(7,874)	(38,709)

Net increase in cash	16,357	10,837

Cash, beginning of the year	58,646	180,448

Cash, end of the period	$75,003	$191,285

See accompanying notes to consolidated financial statements.

(6)

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

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

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood, for $350,000 and accounted for the transaction under the purchase method of accounting. As of June 30, 2012, Providence was no longer an operating segment of the Company. We concluded that the majority of the engineering portion of the business can best be handled through a strategic partnership with an outside engineering firm. We believe that continuing research and development efforts will soon enable us to meet code requirements for our products and will eliminate the need for individual engineering seals.

The company provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

In the opinion of management, the unaudited condensed financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2013.

Fair Value of Financial Instruments - For certain of the company's financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Management's Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At September 30, 2012, the allowance for doubtful accounts was $5,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three months ended September 30, 2012 and 2011, the amount of bad debts (recovered) charged off was $(240) and $1,697, respectively.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method.

(7)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Continued)

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through September 30, 2012.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended September 30, 2012 and 2011 were $142 and $1,421, respectively.

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

Recent Accounting Pronouncements - In July 2012, the FASB issued ASU No. 2012-02, Intangibles Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This update amends existing guidance by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The company does not currently expect that the adoption of this update will have a significant effect on its financial statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This update requires the following new disclosures related to recognized financial instruments (and derivatives) subject to master netting arrangements or similar agreements: (i) the gross amounts of recognized financial assets and liabilities, (ii) the amounts offset under current GAAP, (iii) the net amounts presented in the balance sheet, (iv) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (ii), and (v) the net amount representing the difference between (iii) and (iv). The update also requires qualitative disclosures related to counterparties, setoff rights, and terms of enforceable master netting arrangements and related agreements depending on their effect or potential effect on the entity’s financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The company does not currently expect that the adoption of this update in the first quarter of 2013 will have a significant effect on its financial statements and related disclosures.

Management does not believe that any other recently issued accounting pronouncements would have a material effect on the accounting financial statements.

(8)

NOTE 3 – EARNINGS PER SHARE

Net income (loss) and earnings per share for the three months ended September 30, 2012 and 2011 are as follows:

	For the Three Months Ended
	September 30,
	2012	2011
Net income (loss)	$21,681	$(19,764)
Earnings per share - basic and fully diluted	$ **	$ **
Weighted average number of shares	12,231,797	12,231,797

**Less than $0.01

As of November 7, 2012, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 12,791,797 shares.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2012 and 2011 are summarized as follows:

	For the Three Months Ended
	September 30,
	2012	2011
Cash paid for:
Income taxes	$ -	$ -
Interest	$ 19	$ 110

NOTE 5 – RELATED PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. There were no fees paid to the related company for the three months ended September 30, 2012 and 2011. For the three months ended September 30, 2012 and 2011, we had sales of $7,873 and $8,821, respectively, to the company referred to above. As of September 30, 2012 and 2011, the related receivable was $-0- and $-0-, respectively. See also Note 7.

A debt obligation in the amount of $112,711 is due and payable to a construction company owned by our President and CEO Robert Callahan, (the “Debt Holder”), for services they provided to the Company, which services were rendered and fully completed on April 1, 2011. The debt is reflected on our current Balance Sheet as a Long Term Liability in the amount of $112,711, and was also reflected on the Balance Sheet in our Form 10-K Annual Report for the period ended June 30, 2012. The debt has been existence on our Balance Sheet since the period ending June 30, 2011.

(9)

NOTE 6 – SEGMENT INFORMATION

Until June 30, 2012, we operated in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment was evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that have offered different products and services. The company has recently concluded that the majority of the engineering portion of the business can best be handled through a strategic partnership with an outside engineering firm. We believe that continuing research and development efforts will soon enable us to meet code requirements for our products and will eliminate the need for individual engineering seals. Summarized revenue and expense information by segment for the three months ended September 30, 2012 and 2011, as excerpted from internal management reports, is as follows:

	For the Three Months Ended
	September 30,
Construction:	2012	2011
Sales	$628,883	$505,333
Intersegment expenses	—	(200)
Cost of sales	(380,082)	(289,441)
Other expenses	(227,120)	(227,130)
Segment loss	$21,681	$(11,438)

Engineering:
Sales	$—	$2,356
Intersegment revenues	—	200
Cost of sales	—	(15,077)
Other expenses	—	4,195
Segment loss	$—	$(8,326)

NOTE 7 – OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,800. The lease expires on December 31, 2014. For the three months ended September 30, 2012 and 2011, we recognized rental expense for these spaces of $20,400 and $19,800, respectively.

(10)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

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

(11)

Metwood’s primary products and services are:

•	TUFFBEAM – internally reinforced cold-formed steel beam
•	TUFFJOIST – internally reinforced cold-formed steel joist
•	TNT FLOOR SYSTEM – combination of TUFFBEAM, NUJOIST, and TUFFJOIST are utilized to make up a complete floor system
•	TUFFDECK – concrete deck systems
•	RIMBEAM – internally reinforced cold-formed steel load distribution member
•	NUJOIST – Metwood is a national distributor for NUJOIST floor joists.
•	NUFRAME 3.5 & 5.5 – a fully proprietary panelized CFS wall framing solution
•	NUTRUSS 2.0 – a proprietary roof and floor truss system
•	AEGIS – Metwood is a distributor and fabricator of Aegis Metal Framing’s CFS trusses
•	Trimmable square columns
•	Joist Reinforcers
•	Engineering, design, and custom building services

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

(12)

Status of Publicly Announced New Products and Services

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

Dependence on One or a Few Major Customers

For the three months ended September 30, 2012 and 2011, sales to certain customers amounted to more than 5% of total sales. Those customers and the related percent of sales greater than 5% were as follows:

	Three Months Ended
	September 30,
	2012	2011
84 Lumber	7%	6%
Capps Home Building	—	6%
Mod-u-Kraf Homes	7%	—
Pirozzi General Contractor	8%	—
Thomas Elder	9%	—

(13)

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

Number of Total Employees and Number of Full-Time Employees

The Company had sixteen employees at September 30, 2012, all of whom were full time.

(14)

Result of Operations

Net Income

We had net income of $21,681 for the three months ended September 30, 2012, versus a net loss of $19,764 for the three months ended September 30, 2011. Gross profit increased 22% comparing 2012 to 2011; as a percentage of sales, cost of goods sold was steady at 60% comparing 2012 to 2011. Administrative expenses decreased 6% comparing the three months ended September 30, 2012 to the same period in 2011.

Management is currently discussing the possibility of taking the company private as a means of raising capital, improving the bottom line, and removing the high compliance costs incurred as a public company. The present economic environment may make privatization the best option as the company goes forward.

Sales

Revenues were $628,883 for the three months ended September 30, 2012 compared to $507,689 for the same period in 2011, an increase of 24%. The sales increase for the three-month period in 2012 compared to 2011 does not appear to reflect an upturn in the overall economy; however, the company remains optimistic that it may portend an improving building industry. Although we have sold product in over twenty-five states since July 2007, our local market nonetheless remains down more than 30%. The potential for increased sales volume as we go forward is enhanced by the fact that we are now an authorized fabricator for the Aegis CFS steel truss system.

Expenses

Total administrative expenses were $224,419 for the three months ended September 30, 2012, versus $239,012 for the three months ended September 30, 2011, a decrease of $14,593. The biggest decrease occurred in advertising, professional fees and vehicle expenses.

Liquidity and Capital Reserves

On September 30, 2012, we had cash of $75,003 and working capital of $1,148,660. Net cash provided by operating activities was $34,555 for the three months ended September 30, 2012 compared to net cash provided by operating activities of $34,971 for the three months ended September 30, 2012.

Net cash used in investing activities was $10,324 for the three months ended September 30, 2012, compared to cash provided by investing activities of $14,575 during the same period in the prior year. Cash flows used for investing activities for the three months ended September 30, 2012 were for leasehold improvements ($553), shop equipment ($2,500), software ($2,625) and vehicle capital improvements ($4,646); cash flows used in investing activities for the prior period were for computers and peripherals ($10,020), vehicles ($7,461) and other ($1,755), less disposals of $33,811.

Cash used in financing activities was $7,874 for the three months ended September 30, 2012 compared to cash used of $38,709 for the period ended September 30, 2011. Cash used in the current period was to pay down borrowings from a related party, while net cash used in 2011 was to pay off a vehicle note and to pay down borrowings from a related party.

(15)

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluationof disclosure controls and procedures.

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

(16)

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See index to exhibits.

(b)	Reports on Form 8-K

There were no reports on Form 8-K Filed during the quarter ended September 30, 2012

(17)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2012	/s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: November 7, 2012	/s/ Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer

(18)

INDEX OF EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

3(i)*	Articles of Incorporation

3(ii)*	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

*Incorporated by reference on Form 8-K, filed February 16, 2000

**Incorporated by reference on Form 8-K, filed February 16, 2000