Form 10-Q
period 2012-12-31
METWOOD INC
filed 2013-02-14
CIK 32567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

As of February 14, 2013, the number of shares outstanding of the registrant's common stock,
$0.001 par value (the only class of voting stock), was 15,221,647 shares.

(1)

PART I	FINANCIAL INFORMATION	PAGE #

Item 1	Financial Statements

	Consolidated Balance Sheets As of December 31, 2012 (Unaudited) and June 30, 2012	3

	Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended December 31, 2012 and 2011	4

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2012 and 2011	5

	Notes to Consolidated Financial Statements	6-8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 4	Controls and Procedures	11

PART II

Item 6	Exhibits and Reports on Form 8-K	12

	Index to Exhibits	12

	Signatures	13

(2)

METWOOD, INC.
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	December 31,	June 30,
	2012	2012
ASSETS

Current Assets
Cash and cash equivalents	$79,879	$58,646
Accounts receivable, net	486,678	231,081
Inventory	890,576	961,780
Other current assets	11,462	31,871

Total current assets	1,468,595	1,283,378

Property and Equipment
Leasehold and land improvements	334,432	332,779
Furniture, fixtures and equipment	93,458	93,458
Computer hardware, software and peripherals	175,911	167,763
Machinery and shop equipment	461,586	459,087
Vehicles	390,153	381,373
	1,455,540	1,434,460
Less accumulated depreciation	(1,041,598)	(1,001,068)

Net property and equipment	413,942	433,392

Other Assets
Deferred tax asset	198,708	224,317
Less valuation reserve	(99,354)	(112,159)

Total other assets	99,354	112,158

TOTAL ASSETS	$1,981,891	$1,828,928

See accompanying notes to consolidated financial statements.

(3)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended		Six Months Ended
December 31,		December 31,
2012	2011	2012	2011

REVENUES

Construction sales	$613,690	$556,441	$1,242,572	$1,061,773
Engineering sales	—	12,500	—	14,856
Gross sales	613,690	568,941	1,242,572	1,076,629

Cost of construction sales	379,419	343,251	763,225	632,691
Cost of engineering sales	—	3,266	—	18,343
Gross cost of sales	379,419	346,517	763,225	651,034

Gross profit	234,271	222,424	479,347	425,595

ADMINISTRATIVE EXPENSES
Advertising	5,703	8,588	12,289	21,115
Depreciation	8,323	9,776	16,242	19,608
Insurance	5,322	2,932	11,540	8,704
Payroll expenses	142,990	120,921	269,243	245,546
Professional fees	16,918	5,275	36,397	30,370
Rent	20,400	20,000	40,800	39,800
Vehicle	6,512	10,960	13,849	22,562
Other	21,901	24,968	48,403	54,726
Total administrative expenses	228,069	203,420	448,763	442,431

Operating income (loss)	6,202	19,004	30,584	(16,836)

Other income	61	4,046	3,154	9,564

Income (loss) before income taxes	6,263	23,050	33,738	(7,272)

Income tax expense (benefit)	7,010	1,780	12,804	(8,804)

Net income (loss) from operations	$(747)	$21,270	$20,934	$1,532

Basic and diluted deficit per share	$ **	$ **	$ **	$ **

Weighted average number of shares	12,791,797	12,231,797	12,791,797	12,231,797

**Less than $0.01

See accompanying notes to consolidated financial statements.

(4)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six Months Ended December 31,
2012	2011

OPERATIONS
Net income	$20,934	$1,532
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	40,530	46,598
Provision for (reversal of) deferred income taxes	12,804	(8,804)
(Increase) decrease in operating assets:
Accounts receivable	(236,697)	11,751
Inventory	71,204	(98,979)
Recoverable income taxes	—	42,606
Other operating assets	1,510	5,470
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	116,740	(25,203)
Net cash provided by (used for) operating activities	27,025	(25,029)

INVESTING
Issuance of common stock	28,000	—
Fixed asset sales (expenditures)	(21,081)	15,782
Net cash provided by investing activities	6,919	15,782

FINANCING
Decrease in note payable	—	(29,888)
Decrease in borrowings from related party	(12,711)	(12,054)
Net cash used for financing activities	(12,711)	(41,942)

Net increase (decrease) in cash	21,233	(51,189)

Cash, beginning of the year	58,646	180,448

Cash, end of the period	$79,879	$129,259

See accompanying notes to consolidated financial statements.

(5)

METWOOD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

In the opinion of management, the unaudited condensed financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2013.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2012, the allowance for doubtful accounts was $5,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible. For the three and six months ended December 31, 2012, the amount of bad debts charged off was $452 and $212, respectively. For the three and six months ended December 31, 2011, bad debts charged off were $-0- and $1,697, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2012.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended December 31, 2012 and 2011 were $-0- and $-0-, respectively. For the six months ended December 31, 2012 and 2011, research and development costs were $143 and $-0-, respectively.

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

(6)

Recent Accounting Pronouncements - In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This update amends existing guidance by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The company does not currently expect that the adoption of this update will have a significant effect on its financial statements and related disclosures.

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

Management does not believe that any other recently issued accounting pronouncements would have a material effect on the accompanying financial statements.

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ended December 31, 2012 and 2011 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income (loss)	$ (747)	$ 21,270	$ 20,934	$ 1,532
Earnings per share - basic and fully diluted	$ **	$ **	$ **	$ **
Weighted average number of shares	12,791,797	12,231,797	12,791,797	12,231,797

**Less than $0.01

(7)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and six months ended December 31, 2012 and 2011 are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Cash paid for:
Income taxes	$ -	$ -	$ -	$ -
Interest	$ -	$ -	$ -	$ 110

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services and equipment rental. Fees paid to the related company for the three and six months ended December 31, 2012 and 2011 were $10,080 and $-0-, respectively. For the three months ended December 31, 2012 and 2011, we had sales of $8,386 and $3,234, respectively, to the company referred to above. For the six months ended December 31, 2012 and 2011, we had sales of $16,259 and $12,054 to the company. As of December 31, 2012 and 2012, the related receivable was $-0- and $-0-, respectively. See also Note 7.

NOTE 6 - SEGMENT INFORMATION

Until June 30, 2012, we operated in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment was evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. The company concluded that the majority of the engineering portion of the business can best be handled through a strategic partnership with an outside engineering firm. We believe that continuing research and development efforts will soon enable us to meet code requirements for our products and will eliminate the need for individual engineering seals. Summarized revenue and expense information by segment for the three and six months ended December 31, 2012 and 2011, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Construction:	2012	2011	2012	2011
Sales	$613,690	$556,441	$1,242,572	$1,061,773
Intersegment expenses	—	—	—	(200)
Cost of sales	(379,419)	(343,251)	(763,225)	(632,691)
Other expenses	(235,018)	(197,334)	(458,413)	(424,438)
Segment income (loss)	$(747)	$15,856	$20,934	$4,444

Engineering:
Sales	$—	$12,500	$—	$14,856
Intersegment revenues	—	—	—	200
Cost of sales	—	3,266	—	(18,343)
Other income (expenses)	—	(10,352)	—	375
Segment income (loss)	$—	$5,414	$—	$(2,912)

NOTE 8 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,800. The lease expires on December 31, 2014. For the three months ended December 31, 2012 and 2011, we recognized rental expense for these spaces of $20,400 and $20,000, respectively. For the six months ended December 31, 2012 and 2011, we recognized rental expense of $40,800 and $39,800, respectively.

NOTE 9 - MERGER AGREEMENT, PLANNED REORGANIZATION AND STOCK OFFERING

Management has issued additional shares to Cahas Mountain Properties LLCthe majority shareholder of Metwood stock, form a voting trust with an Investment Firm. Cahas has been in negotiations with an investment firm that has the potential to help the company meet the qualifications to up-list to NASDAQ or another major stock exchange. The Voting Trust will look at potential deals for potential mergers, acquisitions, and other business activities.

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

Metwood’s primary products and services are:

•	TUFFBEAM - internally reinforced cold-formed steel beam
•	TUFFJOIST - internally reinforced cold-formed steel joist
•	TNT FLOOR SYSTEM - combinations of TUFFBEAM, NUJOIST and TUFFJOIST are utilized to make up a complete floor system
•	TUFFDECK - concrete deck systems
•	RIMBEAM - internally reinforced CFS load distribution member
•	NUJOIST - Metwood is a national distributor for NUJOIST floor joist system by Nuconsteel
•	NUFRAME 3.5 & 5.5 - a fully proprietary panelized load bearing and non-load bearing
•	CFS wall framing solution
•	NUTRUSS 2.0 - a proprietary roof and floor truss system
•	NUTRUSS - CFS truss system
•	Aegis - Metwood is a distributor of Aegis Metal Framing's cold-formed steel trusses
•	Trimmable square columns
•	Joist reinforcers
•	Engineering, design and custom building services

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

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company's products as an additional sales force. We are an authorized vendor for Lowe's, Home Depot, 84 Lumber, Stock Building Supply, ProBuild, and many more. We have several stocking dealers of our square columns and reinforcing products. We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships, we typically have a dealer to use. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license the Company’s technology and products to increase its distribution outside of Virgina, North Carolina and the South.

(9)

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

Dependence on One or a Few Major Customers

For the three and six months ended December 31, 2012 and 2011, sales to certain customers amounted to more than 5% of total sales. Those customers and the related percent of sales greater than 5% were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
84 Lumber	23%	11%	15%	9%
House Vestors, LLC	—	7%	—	—
Probuild Co., LLC	8%	—	6%	—
Rycon Construction	7%	6%	—	—

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

Number of Total Employees and Number of Full-Time Employees

The Company had fourteen employees at December 31, 2012, all of whom were full time.

Results of Operations

Net Income

We had a net loss of $747 for the three months ended December 31, 2012, versus net income of $21,270 for the three months ended December 31, 2011. Construction sales increased 8% comparing 2012 to 2011. As a percentage of construction sales, cost of goods sold was 62% for the three months ended December 31, 2012 and 2011; for the six months ended December 31, 2012 and 2011, it was 61% and 60%, respectively. Administrative expenses increased 12% comparing the three months ended December 31, 2012 to the same period in 2011. This increase was primarily attributable to increased payroll expenses and professional fees. Administrative expenses increased only 1% comparing the six months ended December 31, 2012 to the same period in 2011. Decreases in advertising and vehicle expense were mostly offset by increases in payroll expenses and professional fees for that period.

For the six months ended December 31, 2012 and 2011, we went from net income of $1,532 to net income of $20,934. Gross sales increased 17% between the two periods, while cost of sales increased 21% comparing 2012 and 2011. Administrative expenses increased 1% for the six months ended December 31, 2012 compared to 2011. The net result was a bottom line improvement of 127% comparing the two periods.

(10)

Sales

Revenues were $613,690 for the three months ended December 31, 2012 compared to $568,941 for the same period in 2011, an increase of 8%. For the six-month periods ended December 31, 2012 and 2011, sales were $1,242,572 and $1,076,629, respectively, an increase of 15%. The sales increase for the three-month period in 2012 compared to 2011 were not significant enough to reflect an upturn in the overall economy; however, the Company remains optimistic that it may portend an improving building industry . Although we have sold product in over twenty-five states since July 2007, our local market nonetheless remains down more than 30%. The potential for increased sales volume as we go forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gauge steel truss system, begun in March 2008.

Expenses

Total administrative expenses were $228,069 for the three months ended December 31, 2012, versus $203,420 for the three months ended December 31, 2011, an increase of $24,649. For the six months ended December 31, 2012, administrative expenses were $448,763 compared to $442,431 for the six months ended December 31, 2011. The biggest increase occurred in payroll expenses and professional fees.

Liquidity and Capital Reserves

On December 31, 2012, we had cash of $79,879 and working capital of $1,187,803. Net cash from operating activities was $27,025 for the six months ended December 31, 2012 compared to net cash used for operating activities of $25,029 for the six months ended December 31, 2011.

Net cash provided by investing activities was $6,919 for the six months ended December 31, 2012, compared to cash provided of $15,782 during the same period in the prior year. Cash flows provided from investing activities for the six months ended December 31, 2012 was from the issuance of common stock; cash flows used for investing activities were for computers and peripherals ($5,522), vehicles ($8,780), shop equipment ($2,500), leasehold improvements ($1,654) and software ($2,625).

Cash used in financing activities was $12,711 for the six months ended December 31, 2012 compared to cash used of $41,942 for the period ended December 31, 2011. The net cash used in 2012 was to pay down borrowings from a related party.

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

(11)

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2012.

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

(12)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2013	By: /s/Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

February 14, 2013	By: /s/Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer