Form 10-Q
period 2013-03-31
METWOOD INC
filed 2013-05-13
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number 000-05391

METWOOD, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	83-0210365
(State or other jurisdiction of incorporation)	(IRS Employer Identification No)

819 Naff Road, Boones Mill, VA 24065

(Address of principle executive offices) (Zip Code)

(540) 334-4-294

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filings requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12-b of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]

Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

As of May 10, 2013, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 15,221,647 shares.

(1)

METWOOD, INC. AND SUBSIDIARY

TABLE OF CONTENTS – FORM 10-QSB

PART I	FINANCIAL INFORMATION	Page(s)

Item 1	Financial Statements

	Consolidated Balance Sheets As of March 31, 2013 (Unaudited) And June 30, 2012	3

	Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended March 31, 2013 and 2012	4

	Consolidated Statements of Cash Flows (Unaudited) for Nine Months Ended March 31, 2013 and 2012	5

	Notes to Consolidated Financial Statements	6-9

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations	10

Item 4	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	15

	Signatures	16

	Index to Exhibits	17

(2)

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	June 30,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$92,706	$58,646
Accounts receivable, net	239,497	231,081
Inventory	917,876	961,780
Other current assets	113,506	31,871

Total current assets	1,363,585	1,283,378

Property and Equipment
Leasehold and land improvements	334,432	332,779
Furniture, fixtures and equipment	93,458	93,458
Computer hardware, software and peripherals	175,911	167,763
Machinery and shop equipment	462,795	459,087
Vehicles	374,937	381,373
	1,441,533	1,434,460
Less accumulated depreciation	(1,042,987)	(1,001,068)

Net property and equipment	398,546	433,392

Other Assets
Deferred tax asset	235,631	224,317
Less valuation reserve	(117,816)	(112,159)

Total other assets	117,815	112,158

TOTAL ASSETS	$1,879,946	$1,828,928

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$131,916	$164,052

Total current liabilities	131,916	164,052

Long-term Liabilities
Due to related company	100,000	112,711

Total long-term liabilities	100,000	112,711

Total liabilities	231,916	276,763

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares
authorized; 15,221,647 shares issued and
outstanding at December 31, 2012	15,222	12,232
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,669,278	1,544,268
Retained earnings	(36,478)	(4,343)

Total stockholders' equity	1,648,030	1,552,165

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$1,879,946	$1,828,928

See accompanying notes to consolidated financial statements.

(3)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
REVENUES

Construction sales	$439,494	$446,419	$1,682,066	$1,508,192
Engineering sales	—	—	—	14,856
Gross sales	439,494	446,419	1,682,066	1,523,048

Cost of construction sales	291,292	253,583	1,054,517	888,013
Cost of engineering sales	—	—	—	19,565
Gross cost of sales	291,292	253,583	1,054,517	907,578

Gross profit	148,202	192,836	627,549	615,470

ADMINISTRATIVE EXPENSES
Advertising	7,343	14,139	19,631	35,254
Depreciation	7,806	9,374	24,048	28,394
Insurance	5,327	11,857	16,868	19,594
Payroll expenses	125,040	120,563	394,283	366,109
Professional fees	13,332	14,763	49,730	45,133
Rent	20,400	20,400	61,200	60,200
Vehicle	9,961	15,062	23,810	37,624
Other	36,684	24,937	85,187	77,627
Total administrative expenses	225,893	231,095	674,757	669,935

Operating loss	(77,691)	(38,259)	(47,208)	(54,465)

Other income	6,161	8,559	9,316	18,124

Loss before income taxes	(71,530)	(29,700)	(37,892)	(36,341)

Income tax benefit	(18,461)	(4,019)	(5,657)	(12,823)

Net loss from operations	$(53,069)	$(25,681)	$(32,235)	$(23,518)

Basic and diluted deficit per share	$ **	$ **	$ **	$ **

Weighted average number of shares	14,951,664	12,231,797	13,850,632	12,231,797

**Less than $0.01

See accompanying notes to consolidated financial statements.

(4)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2013	2012
OPERATIONS
Net loss	$(32,235)	$(23,518)
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	41,919	71,732
Provision for (reversal of) deferred income taxes	(5,657)	(12,823)
(Increase) decrease in operating assets:
Accounts receivable	10,241	(88)
Inventory	43,904	(102,908)
Recoverable income taxes	—	42,606
Prepaid expenses	(100,835)
Other operating assets	543	13,711
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(32,036)	3,752
Net cash used for operating activities	(74,156)	(7,536)

INVESTING
Issuance of common stock	128,000	—
Capital expenditures	(26,873)	(37,347)
Proceeds from disposal of assets	19,800	36,383
Net cash provided by (used for) investing activities	120,927	(964)

FINANCING
Decrease in note payable	—	(29,888)
Decrease in borrowings from related party	(12,711)	(15,608)
Net cash used for financing activities	(12,711)	(45,496)

Net increase (decrease) in cash	34,060	(53,996)

Cash, beginning of the year	58,646	180,448

Cash, end of the period	$92,706	$126,452

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

(6)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUTING PRACTICES

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

In the opinion of management, the unaudited condensed financial statements contain all the adjustments necessary in order to make the financial statements not misleading. The results for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2013.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2012, the allowance for doubtful accounts was $5,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible. For the three and nine months ended March 31, 2013, the amount of bad debts (recovered) charged off was ($102) and $110, respectively. For the three and nine months ended March 31, 2012, bad debts charged off were $-0- and $1,697, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through March 31, 2013.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended March 31, 2013 and 2012 were $143 and $1,289, respectively. For the nine months ended March 31, 2013 and 2012, research and development costs (refunded amounts) were $4,930 and $(803), respectively.

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

Recent Accounting Pronouncements - In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07"). With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. With the new guidance, reporting entities in liquidation are required to prepare financial statements using a basis of accounting that communicates information to users of the financial statements to enable those users to develop expectations about how much the reporting entities will have available for distribution to investors after disposing of its assets and settling its obligations. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted

Management does not believe that any other recently issued accounting pronouncements would have a material effect on the accompanying financial statements.

(7)

NOTE 3 – EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net loss	$(53,069)	$(25,681)	$(32,235)	$(23,518)
Earnings per share - basic and fully diluted	$ **	$ **	$ **	$ **
Weighted average number of shares	14,951,664	12,231,797	13,850,632	12,231,797

**Less than $0.01

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2013 and 2012 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Cash paid for:
Income taxes	$—	$—	$—	$—
Interest	$6	$—	$26	$—

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services and equipment rental. Fees paid to the related company for the three and nine months ended March 31, 2013 and 2012 were $7,360 and $17,440, respectively. For the three months ended March 31, 2013 and 2012, we had sales of $1,812 and $3,553, respectively, to the company referred to above. For the nine months ended March 31, 2013 and 2012, we had sales of $10,198 and $15,608 to the company. As of March 31, 2013 and 2012, the related receivable was $1,812 and $-0-, respectively. See also Note 7.

NOTE 6 - SEGMENT INFORMATION

Until June 30, 2012, we operated in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment was evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. The company concluded that the majority of the engineering portion of the business can best be handled through a strategic partnership with an outside engineering firm. We believe that continuing research and development efforts will soon enable us to meet code requirements for our products and will eliminate the need for individual engineering seals. Summarized revenue and expense information by segment for the three and nine months ended March 31, 2013 and 2012, as excerpted from internal management reports, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Construction:	2013	2012	2013	2012
Sales	$439,494	$446,419	$1,682,066	$1,508,192
Intersegment expenses	—	—	—	(200)
Cost of sales	(291,292)	(253,583)	(1,054,517)	(888,013)
Other expenses	(201,271)	(215,277)	(659,784)	(637,346)
Segment income (loss)	$(53,069)	$(22,441)	$(32,235)	$(17,367)

Engineering:
Sales	$—	$—	$—	$14,856
Intersegment revenues	—	—	—	200
Cost of sales	—	—	—	(19,565)
Other income (expenses)	—	(3,240)	—	(1,642)
Segment income (loss)	$—	$(3,240)	$—	$(6,151)

(8)

NOTE 7 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,800. The lease expires on December 31, 2014. For the three months ended March 31, 2013 and 2012, we recognized rental expense for these spaces of $20,400 and $20,400, respectively. For the nine months ended March 31, 2013 and 2012, we recognized rental expense of $61,200 and $60,200, respectively.

NOTE 8 - MERGER AGREEMENT, PLANNED REORGANIZATION AND STOCK OFFERING

Management has issued additional shares to Cahas Mountain Properties LLC the majority shareholder of Metwood stock, form a voting trust with an Investment Firm. Cahas has been in negotiations with an investment firm that has the potential to help the company meet the qualifications to up-list to NASDAQ or another major stock exchange. The Voting Trust will look at potential deals for potential mergers, acquisitions, and other business activities.

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

Metwood’s primary products and services are:

•	TUFF BEAM – internally reinforced cold-formed steel beam
•	TUFF JOIST+ – internally reinforced cold-formed steel joist
•	TUFF FLOOR – combination of TUFFBEAM, TUFFJOIST TUFFJOIST are utilized to make up a complete floor system
•	TUFF DECK – concrete deck systems
•	RIM BEAM – internally reinforced cold-formed steel load distribution member
•	TUFF JOIST – Metwood is a national distributor for TUFF JOIST floor joists.
•	TUFF WALL – a fully proprietary panelized CFS wall framing solution
•	TUFF TRUSS – a proprietary roof and floor truss system
•	AEGIS – Metwood is a distributor and fabricator of Aegis Metal Framing’s CFS trusses
•	Trimmable square columns
•	Joist Reinforcers
•	Engineering, design, and custom building services

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers. The light-gage metal used by the company is supplied primarily by Telling Industries, New Millenium, Allied Tube & Conduit, and Vulcraft. Our main source of lumber is BlueLinx. Re-Steel, Nucor and Gerdau Amersteel provide the majority of our rebar. Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability. We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our buyers.

(11)

Dependence on One or a Few Major Customers

For the three and nine months ended March 31, 2013 and 2012, sales to certain customers amounted to more than 5% of total sales.  Those customers and the related percent of sales greater than 5% were as follows:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2013	2012	2013	2012
84 Lumber	—	7%	—	8%
Capps Home Building	7%	—	—	—
Caribbean Building Supplies, Inc.	—	8%	—	—
Davenport Development	—	—	—	6%
Healing Strides of Virginia	—	8%	—	—
Probuild Co., LLC	9%	10%	6%	—
Luis Rivera	27%	—	14%	—
Smith Mtn. Building Supply, LLC	—	6%	—	—
The Lester Group, Inc.	9%	6%	—	—

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

Number of Total Employees and Number of Full-Time Employees

The Company had fourteen employees at March 31, 2013, all of whom were full time.

(12)

Results of Operations

Net Income

We had a net loss of $53,069 for the three months ended March 31, 2013, versus a net loss of $25,681 for the three months ended March 31, 2013. Sales decreased 1% comparing 2013 to 2012. As a percentage of sales, cost of goods sold was 66% for the three months ended March 31, 2013 and 57% for the three months ended March 31, 2012; for the nine months ended March 31, 2013 and 2012, it was 63% and 60%, respectively. Administrative expenses decreased 2% comparing the three months ended March 31, 2013 to the same period in 2012. This decrease was primarily attributable to decreased advertising and vehicle expenses.

For the nine months ended March 31, 2013 compared to March 31, 2012, we went from a net loss of $23,518 to a net loss of $32,235. Gross sales increased 10% between the two periods, while cost of sales increased 16% comparing 2013 and 2012. Administrative expenses decreased 1% for the nine months ended March 31, 2013 compared to 2012. The net result was a bottom line decrease of 37% comparing the two periods.

Sales

Revenues were $439,494 for the three months ended March 31, 2013 compared to $446,419 for the same period in 2012, a decrease of 1%. For the nine-month periods ended March 31, 2013 and 2012, sales were $1,682,066 and $1,508,192, respectively, an increase of 12%. The sales increase for the nine-month period in 2013 compared to 2012 may reflect an upturn in the overall economy and an improving building industry . However, although we have sold product in over twenty-five states since July 2007, our local market nonetheless remains down more than 30%. The potential for increased sales volume as we go forward is enhanced by the fact that we are now an authorized fabricator for the Aegis light-gauge steel truss system.

Expenses

Total administrative expenses were $225,893 for the three months ended March 31, 2013, versus $231,095 for the three months ended March 31, 2012, a decrease of $5,202. For the nine months ended March 31, 2013, administrative expenses were $674,757 compared to $669,935 for the nine months ended March 31, 2012, a 1% increase. The biggest increases in administrative expenses occurred in payroll and professional fees; however, there was also a 37% decrease in vehicle expenses.

Liquidity and Capital Reserves

On March 31, 2013, we had cash of $92,706 and working capital of $1,231,669. Net cash used for operating activities was $74,156 for the nine months ended March 31, 2013 compared to net cash used for operating activities of $7,536 for the nine months ended March 31, 2012.

Net cash provided by investing activities was $120,927 for the nine months ended March 31, 2013, compared to cash used of $964 during the same period in the prior year. Cash flows provided by investing activities for the nine months ended March 31, 2013 was from the issuance of common stock and the disposal of company fixed assets; cash flows used for investing activities were for computers and peripherals ($5,522), vehicles ($13,364), shop equipment ($3,708), leasehold improvements ($1,654) and software ($2,625).

Cash used in financing activities was $12,711 for the nine months ended March 31, 2013 compared to cash used of $45,496 for the period ended March 31, 2012. The net cash used in 2013 was to pay down borrowings from a related party.

(13)

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

(14)

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See index to exhibits.

(b)	Reports on Form 8-K

There were no reports on Form 8-K Filed during the quarter ended March 31, 2013

(15)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2013

/s/ Robert M. Callahan

Robert M. Callahan

Chief Executive Officer

Date: May 10, 2013

/s/ Shawn A. Callahan

Shawn A. Callahan

Chief Financial Officer

(16)

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