Form 10-K
period 2013-06-30
METWOOD INC
filed 2013-11-21
CIK 32567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 000-05391

METWOOD, INC.

(Name of registrant as specified in its charter)

Nevada   83-0210365

(State or other jurisdiction IRS Employer Identification No. of incorporation or organization)

819 Naff Road Boones Mill, VA 24065

(Address of principal executive offices)

(540) 334-4294

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

(Title of Class)

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $12,152,207.

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of June 30, 2013, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at November 13, 2013, there were 15,221,647 shares of Common Stock, $0.001 par value per share issued and outstanding and no shares of Preferred Stock issued and outstanding.

Documents Incorporated By Reference -None

(1)

Metwood, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

PART I		Page #
ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	6
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	8

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6.	SELECTED FINANCIAL DATA	9
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	10
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	19
ITEM 9A.	CONTROLS AND PROCEDURES	19
ITEM 9B.	OTHER INFORMATION	19
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.	20
ITEM 11.	EXECUTIVE COMPENSATION	20
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	21
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	21
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	22
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	23
	SIGNATURES	24

	CERTIFICATIONS

Exhibit 31	Management certification	23

Exhibit 32	Sarbanes-Oxley Act	23

(2)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in the construction industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein. The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

(3)

 PART I

ITEM 1. Description of Business

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

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood, for $350,000 and accounted for the transaction under the purchase method of accounting. As of June 30, 2012, Providence was no longer an operating segment of the Company. A decision was made that the majority of the engineering portion of the business could best be handled through a strategic partnership with an outside engineering firm. We believe that continuing research and development efforts will soon enable us to meet code requirements for our products and will eliminate the need for individual engineering seals.

Metwood (“Metwood”, "the Company," "We," "Us," "Our") provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Our principal and administrative offices are located at 819 Naff Road, Boones Mill, Virginia 24065. Our telephone number is 540-334-4294.

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

Products

We design, develop, manufacture, market, sell, and support a wide range of products and services. Our primary products are:

• TUFF BEAM -Internally reinforced Cold Formed Steel beam

• TUFF JOIST – Cold Formed Steel floor joist system

• TUFF JOIST+ - Internally reinforced cold-formed steel joist

• TUFF FLOOR SYSTEM - Combinations of TUFF BEAM, TUFF JOIST and TUFF JOIST+ are utilized to make up a complete floor system

• TUFFDECK - Concrete deck systems

• RIMBEAM - Internally reinforced CFS load distribution member

• TUFF FRAME 3.5 & 5.5 - A fully proprietary panelized load bearing and non-load bearing CFS wall framing solution

• TUFF TRUSS - A proprietary roof and floor truss system

• Aegis - Metwood is a distributor of Aegis Metal Framing's cold-formed steel trusses Sure-Spantm

• Trimmable square columns

• Joist reinforcers

• Engineering, design and custom building services

Services

Our primary services are:

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

(4)

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

Future Outlook

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

Principal Suppliers

The Cold Formed Steel materials used by the company are supplied primarily by Telling Industries, New Millenium, Allied Tube & Conduit, and Vulcraft. Our main source of lumber is BlueLinx. Adelphia Metals, Re-Steel, Nucor and Gerdau Amersteel provide the majority of our rebar.

Major Customers and Percentage of Sales

For the fiscal years ending June 30, 2013 and 2012, no customer accounted for 10% or more of our total sales.

Patents

At June 30, 2013, we held a portfolio of nine (9) U.S. patents that included the following:

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

Each of the above indicated patents were originally issued to the inventors and Company founders, Robert Callahan and Ronald B. Shiflett, who licensed these patents to the Company.

Need for Government Approval of Principal Products

Our products must either be sold with an engineer's seal or applicable building code approval. Currently, we are seeking International Code Council ("ICC") code approval on our TUFFBEAMS. Once that approval is obtained, our products can be used in all fifty states, which will eliminate the need for an engineer's seal on individual products. To date, the Company's 2x10 floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004).

Sustainability and Effects of Compliance with Environmental Laws

Environmental stewardship and social responsibility are both integral parts of how we manage our business, and complement our focus on business efficiencies and customer satisfaction. We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel.

Employees

As of the end of the fiscal year ending June 30, 2013, the Company had 14 employees. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment. We believe that the relationship with our employees is excellent. We regularly use independent consultants and outside contractors to perform various professional services, particularly in the areas of engineering, field, on-site production services, and certain accounting functions.

Executive Officers of Metwood Inc.

Our executive officers are appointed by, and serve at the pleasure of, our Board of Directors. Set forth below is biographical information about each of the persons who were serving as our executive officers as of June 30, 2013:

Robert M. Callahan - President and Chief Executive Officer

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

Shawn A. Callahan – Vice President and Chief Financial Officer

Since starting with Metwood, Inc., in May 1996, Mr. Callahan has played a major role in the restructuring of the Company, increasing production, improving efficiency, and developing computer aids for the Company.

Shawn received a B.S. in Computer Science and Mathematics from the Virginia Military Institute, and a MBA in Accounting from the University of Phoenix.

(5)

ITEM 1A - Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks  described below, or elsewhere in this report on Form 10-K, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

You should carefully review the risk factors together with all other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

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

We have a history of operating losses and may incur future losses. We incurred net losses of $61,291 for the fiscal year ended June 30, 2013 and $354,919 for the year ended June 30, 2012. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

Our common shares have been subject to penny stock regulation in the United States of America. Our common shares have been subject to the provisions of Section 15(g) and Rule 15g-9 of the (US) Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. If our common shares are deemed to be “penny stock”, trading in common shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares. In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a client, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that client. Prior to recommending speculative low priced securities to their non-institutional clients, broker-dealers must make reasonable efforts to obtain information about the client’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some clients. FINRA requirements make it more difficult for broker-dealers to recommend that their clients buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

As a public company we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance. As a public company, we are subject to numerous legal and accounting requirements in both Canada and the United States of America that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis privately held and larger public competitors.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team needs to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because we are quoted on the OTC pink Sheets instead of a national securities exchange, our investors may have more difficulty selling their stock or experience negative volatility on the market price of our stock in the United States. Our common shares are quoted on the OTC Pink Sheets. The OTC Pink Sheets is marketed as an electronic exchange for high growth and early stage companies. Trades are settled and cleared in a manner similar to any NASDAQ or NYSE stock and trade reports are disseminated through Yahoo, Bloomberg, Reuters, and most other financial data providers. The OTC Pink Sheets can be significantly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTC Pink Sheets as compared to a national securities exchange, such as the New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common shares may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our common shares. Accordingly, our shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common shares improves.

The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you. The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer. The volatility in our share price is attributable to a number of factors. First our common shares, at times, are thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Second, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our performance. We cannot make any predictions as to what the prevailing market price for our common shares will be at any time or as to what affect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

(6)

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations. The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. This type of litigation could result in substantial costs and could divert management’s attention and resources.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business and our operating results. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, as it has been for this report, subject to expansion of the size of our Company and our finance department, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could adversely affect the results of the management evaluations of our internal controls. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

We do not intend to pay dividends. We do not anticipate paying cash dividends on our common shares in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide, in our sole discretion, not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The current financial environment may impact our business and financial condition that we cannot predict. The continued instability in the global financial system and related limitation on availability of credit may continue to have an impact on our business and our financial condition, and we may continue to face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets has been restricted as a result of the economic downturn and related financial market conditions and may be restricted in the future when we would like, or need, to raise capital. The difficult financial environment may also limit the number of prospects for potential joint venture, asset monetization or other capital raising transactions that we may pursue in the future or reduce the values we are able to realize in those transactions, making these transactions uneconomic or difficult to consummate.

We did not consummate the Global Energy Group LLC transaction. Metwood had previously entered into a Member Interests Purchase Agreement (the "Agreement") dated June 30, 2013 with Global Energy Group LLC. The Company has determined not to consummate the transaction. The discussions regarding this Agreement are ongoing and any failure of the parties to reach an accommodation may have material adverse effect on our financial condition or results of operations and could divert management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

(7)

ITEM 2. PROPERTIES

The executive offices of the Company are located at 819 Naff Road Boones Mill, Virginia 24065.

During the fiscal year ended June 30, 2005, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters in Boones Mill, Virginia, which house our manufacturing plant, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2013 and 2012 was $81,600 and $80,600, respectively.

We now lease our facilities in Boones Mill, Virginia, which consists of our corporate offices, warehouses, a garage/vehicle maintenance building, and other multi-use buildings. The conditions of these building are very good.

We do not invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities and therefore have no policies related to such investments.

ITEM 3. LEGAL PROCEEDINGS

We are currently the complainant in one legal proceeding seeking to recover unpaid amounts from customers. We are not a party to any other legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

(8)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the recent close of our common stock at July 24, 2013 of $.68 per share (with a 52-week high of $1.35), the market value of shares held by non-affiliates would be $10,350,720.

Our common stock is currently listed on the OTCPK Market under the symbol “MTWD.PK”

The following table sets forth high and low bid information for each full quarterly period within the two most recent fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down, or commission and may not necessarily represent actual transactions.

	Price Range of Common Stock
Periods	High	Low
Fiscal Year 2013
First Quarter (July - September 2012)	$0.51	$0.04
Second Quarter (October - December 2012)	$1.35	$0.03
Third Quarter (January - March 2013)	$1.00	$0.08
Fourth Quarter (April - June 2013)	$0.45	$0.37

Periods	High	Low
Fiscal Year 2012
First Quarter (July - September 2011)	$0.43	$0.22
Second Quarter (October - December 2011)	$0.39	$0.20
Third Quarter (January - March 2012)	$0.37	$0.21
Fourth Quarter (April - June 2012)	$0.31	$0.04

On June 30, 2013, the closing bid price of our common stock was $0.45.

Holders

The approximate number of holders of record of our common stock as of July 30, 2013 was 1,108. This number does not include an indeterminate number of stockholders whose shares are held by stockbrokers in brokerage accounts. The number of stockholders has been substantially the same during the past ten years.

Dividends

We have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future.

Transfer Agent

Metwood’s Transfer Agent and Registrar for the common stock is: Colonial Stock Transfer Co, Inc., located at 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111

Issuer Repurchases of Equity Securities

None

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

Fiscal Year 2013 – Period April 1, 2013 through June 30, 2013

At June 30, 2013, there were no outstanding stock options or warrants.

Forward Stock Splits

There were no forward stock splits to report on for this period.

ITEM 6. Selected Financial Data

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of Metwood Inc.

Statement of Operations Data
	For the Year Ended
	2013	2012
Revenues	$2,157,379	$1,940,526
Net loss	$(327,504)	$(354,919)
Net loss per common share	$(0.02)	$(0.03)

Weighted average common shares outstanding	15,221,647	12,231,797

	For the Year Ended
	2013	2012
Total assets	$1,944,206	$2,185,815
Working capital	$1,112,947	$1,250,111
Shareholders' equity	$1,583,156	$1,907,084

No dividends have been declared or paid during the periods presented.

Revenues and Cost of Sales - Consolidated gross sales increased $216,853, or 11%, for the year ended June 30, 2013 ("fiscal 2013") compared to the year ended June 30, 2012 ("fiscal 2012"). Construction sales consisted of product sales, engineering, delivery and installation fees and increased $231,709 (12%) comparing fiscal 2013 to 2012. Engineering sales consisted of fees for engineering services and declined 100% comparing fiscal 2013 to 2012. This decline resulted from the fact that Providence is no longer an operating segment of the Company. Gross profit increased $111,708 (16%) from fiscal 2012 to fiscal 2013.

Our Company's sales increase for fiscal 2013 versus 2012 reflects a continuing effort to market our products combined with a slight upturn in the building industry. Additionally, the commercial market has overcome some of the residential downturn. The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Aegis light-gage steel truss system.

Cost of sales increased $105,145 overall (8%) in fiscal 2013 compared to fiscal 2012, representing an increase that was proportional to the change in sales for the same period.

Administrative expenses - These costs decreased $253,059 from fiscal 2012 to fiscal 2013. The decrease resulted from the fact that there were no impairment losses on intangible assets in fiscal 2013. We are invested in decreasing expenditures where possible in order to maximize our net earnings.

Other Income - Other income in fiscal 2013 was $9,967, 47% lower than fiscal 2012. The decrease resulted primarily from lower customer finance charge income.

Income Taxes - In fiscal 2013 we recorded an income tax benefit of $77,150 compared to a tax benefit of $75,098 in fiscal 2012. An income tax benefit was recognized in both fiscal years because, in addition to the book loss experienced, temporary ("timing") differences between book and tax income gave rise to a higher tax loss, which will be carried forward and offset future taxable income. A deferred tax asset has been recorded to reflect the potential future benefit of such a carry forward. Since the realization of such an asset is uncertain, we have also recorded a valuation allowance to reduce this asset to its net realizable value.

Liquidity and Capital Reserves - Cash flows used for operating activities in fiscal 2013 were $220,013 versus net cash used for operating activities of $96,612 in fiscal 2012. The decrease in cash flows from operations for fiscal 2013 was primarily attributable to decreases in the net loss and in inventory and to no impairment loss in fiscal 2013. The issuance of common stock provided $358,495 from investing activities in fiscal 2013, and we also used $29,567 for capital improvements and purchases of fixed assets in fiscal 2013 compared to $39,361 in fiscal 2012. Property disposals increased cash provided by investing activities by $19,800 in fiscal 2013 compared to $68,290 in 2012. Financing activities in fiscal 2013 used $12,711 compared to $54,119 used in fiscal 2012. The use of funds in 2013 was from amounts repaid to a related party, while funds used in 2012 in financing activities were from amounts repaid to a related party and full repayment of a vehicle loan.

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

(9)

ITEM 7. Management’s Discussion and analysis of financial condition and results of operation

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended June 30, 2013 and June 30, 2012, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K. The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management’s Discussion and Analysis may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company has adopted the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

We had previously entered into a Member Interests Purchase Agreement (the "Agreement") dated June 30, 2013 with Global Energy Group LLC. Our company has determined not to consummate the transaction. Therefore, we have decided to proceed with filing a 10K excluding information regarding Global Energy Group LLC. At the present time, both parties continue their due diligence as negotiations proceed. Please look for additional information on these proceedings in future filings.

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

ITEM 7.A. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

(10)

ITEM 8. Financial statements and supplementary data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Metwood, Inc.

We have audited the accompanying consolidated balance sheets of Metwood, Inc. (a Nevada corporation) and subsidiary as of June 30, 2013 and 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metwood, Inc. and subsidiary as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bongiovanni & Associates, CPAs

Bongiovanni & Associates, CPAs

Cornelius, North Carolina

November 21, 2013

(11)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND 2012

	June 30,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$174,650	$58,646
Accounts receivable, net	238,515	231,081
Inventory	930,672	961,780
Other current assets	30,160	31,871

Total current assets	1,373,997	1,283,378

Property and Equipment
Leasehold improvements	266,689	264,820
Furniture, fixtures and equipment	93,243	93,458
Computer hardware, software and peripherals	178,605	167,763
Machinery and shop equipment	465,085	459,087
Vehicles	372,646	381,373
Land improvements	67,959	67,959
	1,444,227	1,434,460
Less accumulated depreciation	(1,063,326)	(1,001,068)

Net property and equipment	380,901	433,392
Other Assets
Deferred tax asset, less valuation reserve	189,308	112,158
TOTAL ASSETS	$1,944,206	$1,828,928

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$135,248	$79,177
Customer deposits	115,011	74,688
Accrued expenses	10,791	10,187

Total current liabilities	261,050	164,052

Long-term Liabilities
Due to related company	100,000	112,711

Total long-term liabilities	100,000	112,711

Total liabilities	361,050	276,763

Stockholders' Equity
Common stock ($.001 par, 100,000,000 shares authorized;
15,221,647 shares issued and outstanding at June 30, 2013)	15,222	12,232
Common stock not yet issued ($.001 par, 8,150 shares at
June 30, 2013)	8	8
Additional paid-in capital	1,899,773	1,544,268
Retained earnings (deficit)	(331,847)	(4,343)

Total stockholders' equity	1,583,156	1,552,165

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$1,944,206	$1,828,928

See accompanying notes to consolidated financial statements.

(12)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2013 and 2012

	June 30,
	2013	2012
REVENUES
Construction sales	$2,157,379	$1,925,670
Engineering sales	—	14,856
Gross sales	2,157,379	1,940,526

Cost of construction sales	1,359,162	1,234,196
Cost of engineering sales	—	19,821
Gross cost of sales	1,359,162	1,254,017

Gross profit	798,217	686,509

ADMINISTRATIVE EXPENSES
Advertising	29,607	41,719
Bad debt provision	110	15,058
Depreciation	22,289	36,040
Impairment losses on intangible assets	—	253,088
Insurance	22,584	23,521
Payroll expenses	767,770	489,196
Professional fees	60,022	49,757
Rent	80,820	80,600
Research and development	5,073	15,142
Telephone	19,525	17,787
Vehicle	30,683	47,619
Other	174,355	65,875

Total administrative expenses	1,212,838	1,135,402

Operating loss	(414,621)	(448,893)

Other income	9,967	18,876

Loss before income taxes	(404,654)	(430,017)

Income tax benefit	(77,150)	(75,098)

Net loss	$(327,504)	$(354,919)

Basic and diluted deficit per share	$(0.02)	$(0.03)

Weighted average number of shares	15,221,647	12,231,797

See accompanying notes to consolidated financial statements.

(13)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

			Common	Common
	Common	Common	Shares Not	Shares Not	Additional
	Shares	Shares	Yet Issued	Yet Issued	Paid-in	Retained
	(000s)	($.001 Par)	(000s)	($.001 Par)	Capital	Earnings

Balances July 1, 2011	12,232	$12,232	8	$8	$1,544,268	$350,576

Net loss for year	—	—	—	—	—	(354,919)

Balances June 30, 2012	12,232	$12,232	8	$8	1,544,268	($4,343)

Issuance of common stock
to employees	560	$560			$285,040

Issuance of common stock
to related company	2,430	$2,430			$70,465

Net loss for year	—	—	—	—	—	$(327,504)

Balances June 30, 2013	15,222	$15,222	8	$8	$1,899,773	($331,847)

See accompanying notes to consolidated financial statements.

(14)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012

OPERATING ACTIVITIES
Net loss	$(327,504)	$(354,919)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Depreciation, net of property disposals	62,258	65,975
Provision for deferred income taxes	(77,150)	(75,098)
(Increase) decrease in operating assets:
Accounts receivable	(7,134)	6,539
Impairment loss on intangible assets	—	253,088
Inventory	31,108	(105,915)
Prepaid expenses	1,411	18,962
Refundable income taxes	—	42,606
Increase in operating liabilities:
Accounts payable, customer deposits and accrued expenses	96,998	52,150
Net cash provided used for operating activities	(220,013)	(96,612)

INVESTING ACTIVITIES
Issuance of common stock	358,495	—
Property, plant and equipment:
Purchases	(29,567)	(39,361)
Property disposals	19,800	68,290
Net cash provided by investing activities	348,728	28,929

FINANCING ACTIVITIES
Net repayment to related party	(12,711)	(24,231)
Net borrowings from vehicle financing	—	(29,888)
Net cash used for financing activities	(12,711)	(54,119)

Net increase (decrease) in cash	116,004	(121,802)

Cash, beginning of the year	58,646	180,448

Cash, end of the year	$174,650	$58,646

See accompanying notes to consolidated financial statements.

(15)

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

We provide construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At both June 30, 2013 and 2012, the allowance for doubtful accounts was $5,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2013 and 2012, the bad debt expense was $110 and $15,058, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through June 30, 2013 and 2012.

Patents - We have been assigned several key product patents developed by certain Company officers. No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Goodwill - We account for goodwill and intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, goodwill is not amortized, but is subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. Goodwill was recorded at the time of Metwood's acquisition of Providence Engineering. Since Providence is no longer an active company (it has no employees and carries on no business activities), all goodwill carried on the books was 100% impaired and accordingly was written off as of June 30, 2012.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the year ended June 30, 2013, expenses were $5,073 and for the year ended June 30, 2012, expenses were $15,142.

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

Recent Accounting Pronouncements - In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07"). With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. With the new guidance, reporting entities in liquidation are required to prepare financial statements using a basis of accounting that communicates information to users of the financial statements to enable those users to develop expectations about how much the reporting entities will have available for distribution to investors after disposing of its assets and settling its obligations. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

(16)

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the years ended June 30, 2013 and 2012, we had sales of $21,455 and $24,231, respectively, to our shareholder and CEO, Robert Callahan. As of June 30, 2013 and 2012, the related receivable was $-0-.

Also, from time to time, we contract with a construction company 50% owned by our CEO which provides capital improvements and maintenance work on our buildings and grounds. Billings for such services during the years ended June 30, 2013 and 2012 were $10,080 and $-0-, respectively.

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

NOTE 5 - EQUITY

During the years ended June 30, 2013, we issued 560,000 common shares for the benefit of employees included in our stock-based incentive compensation program. There were no shares issued in the program for the year ended June 30, 2012. In addition, 2,429,850 shares were issued to a related party as payment for a finder's fee.

NOTE 6 - SALE OF FIXED ASSETS AND RELATED OPERATING LEASE

During the year ended June 30, 2005, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations related to the commercial lease for the years ended June 30, 2013 and 2012 was $81,600 and $80,600, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2013 are as follows:

Year Ending June 30,

2014	$81,600
2015 and beyond

NOTE 8 - INCOME TAXES

The components of income tax benefit consist of:

	2013	2012
Current:
Federal	$(20,681)	$—
State	(5,598)	—
	(26,279)	—
Deferred:
Federal	(44,569)	(64,362)
State	(6,302)	(10,736)
	(50,871)	(75,098)

Total income tax benefit	$(77,150)	$(75,098)

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company's income taxes is as follows:

Loss before income taxes	$(404,654)	$(430,017)
Income tax benefit computed at the statutory rate	(157,815)	(167,706)
State income tax benefit, net of federal tax effect	(14,517)	(15,459)
Non-deductible expenses	3,119	2,977
Valuation reserve adjustment	77,150	89,209
Effect of graduated income tax rates	14,912	15,881

Total income tax benefit	$(77,150)	$(75,098)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. We have recorded deferred tax assets at June 30, 2013 and 2012, net of a valuation reserve, of $189,308 and $112,158, respectively. The components of these amounts are as follows:

	2013	2012

Tax loss carryforward	$102,666	$99,047
Depreciation and miscellaneous	86,642	13,111

Net deferred tax asset	$189,308	$112,158

(17)

NOTE 9 - SEGMENT INFORMATION

Until June 30, 2012, we operated in two principal business segments: (1) construction-related products and (2) engineering services. Performance of each segment is evaluated based on profit or loss from operations before income taxes. These reportable segments are strategic business units that offer different products and services. Summarized revenue and expense information by segment for the years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Construction:
Sales	$2,157,379	$1,925,670
Cost of sales	(1,359,162)	(1,234,196)
Intersegment expenses	—	(200)
Intersegment revenues	—	6,000
Corporate and other expenses	(1,125,721)	(1,032,671)
Segment loss	$(327,504)	$(335,397)

Total assets	$1,944,206	$1,828,928
Capital expenditures	$(29,567)	$39,361
Depreciation	$79,631	$97,821
Interest expense	$28	$—

Engineering:
Sales	$—	$14,856
Cost of sales	—	(19,821)
Intersegment revenues	—	200
Intersegment expenses	—	(6,000)
Corporate and other expenses	—	(8,757)
Segment loss	$—	$(19,522)

Total assets	$—	$—
Capital expenditures	$—	$—
Depreciation	$—	$4,120
Interest expense	$—	$111

(18)

NOTE 10 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-K Annual Report for the period ended June 30, 2013.

Amendment to Company’s Articles of Incorporation

On October 1, 2013, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Company’s Articles of Incorporation. The Amendment was approved by a “Unanimous Written Consent of The Board of Directors of Metwood, Inc.”, on August 6, 2013, pursuant to the authority granted them by a “Written Consent of The Holders of a Majority of the Voting Shares of Metwood, Inc.”, dated August 6, 2013. The information regarding this issue was fully disclosed in the Company’s Form 8-K Report filed on October 2, 2013. The Amendment incorporated the following changes:

a. The total number of shares of "Preferred Stock" that the Corporation is authorized to issue is 40,000,000 shares with a par value of $0.001 per share.

b. Grant to the Board of Directors the full right and authority to increase or otherwise change the authorized shares of common stock and preferred stock without any shareholder action or approval.

c. Grant to the Board of Directors the full right and authority to change the name of the Corporation at a future date without out any shareholder action or approval.

Metwood had previously entered into a Member Interests Purchase Agreement (the "Agreement") dated June 30, 2013 with Global Energy Group LLC. The Company has determined not to consummate the transaction. Therefore, the Company has decided to proceed with filing a 10K excluding information regarding Global Energy Group LLC. At the present time, both parties continue their due diligence as negotiations proceed. Please look for additional information on these proceedings in future filings.

(19)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2013. Management’s assessment identified the following materialweaknesses in internal control over financial reporting:

•                     The small size of our Company limits our ability to achieve the desired level of separation in our internal controls and financial reporting. We do have a separate CEO and CFO; however, we do not have an Audit Committee to review and oversee the financial policies and procedures of the Company. Until such time we are able to install an audit committee, we do not meet the full requirement for separation. In the interim, we will continue to strengthen the role of our CEO and CFO and their review of our internal control procedures.

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

There were not changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

(20)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2013 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his respective positions:

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

Based solely on a review of the forms received covering purchase and sale transactions in the Company's common stock during the fiscal year ended June 30, 2013, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan, and our Chief Financial Officer, Shawn A. Callahan:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (3)	Option Awards ($)	Non Equity Inventive Plan Compens-aton ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compens-ation ($) (2)	Total ($)
Robert M. Callahan. CEO and Director	2013	80,000	7,100	153,000	0	0	0	0	241,000 )
	2012	71,667	7,800	0	0	0	0	0	79,467
	2011	95,119	7,200	0	0	0	0	0	102,319

Shawn A. Callahan CFO and Director	2013	62,102	7,580	76,500	0	0	0	0	146,182
	2012	63,006	8,938	0	0	0	0	0	71,944)
	2011	76,663	7,287	0	0	0	0	0	83,950

(1) The dollar value of bonuses (cash and non-cash) received.

(2) During the periods covered by the table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(3) During the periods covered by the table, the Company made restricted stock awards as shown.

(4) The Company currently has no stock option or restricted stock bonus plans.

Outstanding Stock Options and Stock Appreciation Rights Grants

The Company has no stock appreciation rights.

Outstanding Stock Awards at Year End

The outstanding equity awards have vested and are previously reported under “Summary Compensation”.

Options Exercises and Stocks Vested

Options exercised and stocks vested as at June 30, 2013 are none.

Grants of Plan-Based Awards

Grants of plan-based awards are none.

Non Qualified Deferred Compensation

As at June 30, 2013, the Company had no formalized deferred compensation plan.

Golden Parachute Compensation

As at June 30, 2013, the Company had no arrangements in place relating to the termination of employees.

Long-Term Incentive Plan Awards Table

There are no Long-Term Incentive Plans in place at this time.

Aggregated Option Exercises and Fiscal Year-End Option Values

None.

Compensation of Directors

Directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”.

Pension Benefits

As of June 30, 2013, the Company had no pension or retirement plans.

Equity Compensation Plan Information

None.

(21)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood's common stock as of July 24, 2013, based upon 15,221,647 shares outstanding:

Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class

Common	Robert Callahan
	819 Naff Road
	Boones Mill, VA 24065	9,501,632	(1)	62.4%

Common	Ronald Shiflett
	638 Patti Road
	Rocky Mount, VA 24151	1,000,000		6.6%

(1) Includes direct and indirect interests. There are 9,128,600 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of July 24, 2013:

Management Ownership

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class

Common	Robert Callahan	9,501,632	(1)	62.4%
	819 Naff Road
	Boones Mill, VA 24065

(1) Includes direct and indirect interests. There are 9,128,600 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Ownership of shares by directors and officers of Metwood as a group: 62.4%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Description of Capital Structure

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $ 0.001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of common stock purchase options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past and does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Amendment to Company’s Articles of Incorporation

On October 1, 2013, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Company’s Articles of Incorporation. The Amendment was approved by a “Unanimous Written Consent of The Board of Directors of Metwood, Inc.”, on August 6, 2013, pursuant to the authority granted them by a “Written Consent of The Holders of a Majority of the Voting Shares of Metwood, Inc.”, dated August 6, 2013. The information regarding this issue was fully disclosed in the Company’s Form 8-K Report filed on October 2, 2013. The Amendment incorporated the following changes:

a. The total number of shares of "Preferred Stock" that the Corporation is authorized to issue is 40,000,000 shares with a par value of $0.001 per share.

b. Grant to the Board of Directors the full right and authority to increase or otherwise change the authorized shares of common stock and preferred stock without any shareholder action or approval.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

For the years ended June 30, 2013 and 2012, we had sales of $21,455 and $24,231, respectively, to our shareholder and CEO, Robert Callahan. Specifically we contract with a construction company 50% owned by our CEO, Robert Callahan, which provides capital improvements and maintenance work on our buildings and grounds. As of June 30, 2013 and 2012, the related receivable was $0.00 Also, from time to time, we contract with a construction company 50% owned by our CEO, Robert Callahan, which provides capital improvements and maintenance work on our buildings and grounds. Billings for such services during the years ended June 30, 2013 and 2012 were $10,080 and $-0-, respectively.

During the year ended June 30, 2005, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2013 and 2012 was $81,600 and $80,600,

(22)

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the website at http://www.sec.gov. The public may also read and copy any document we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We maintain a website at http://www.energizerresources.com, (which website is expressly not incorporated by reference into this filing). Information contained on our website is not part of this report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by Bongiovanni & Associates,

CPAs for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2013 and 2012:

	2013	2012
Audit fees	$28,384	$29,124
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$28,384	$29,124

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

(23)

PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibit No.		Exhibit
3.1	(a)	Articles of Incorporation (1)
3.1	(b)	Amendment to Articles of Incorporation(2)
3.2		New Adopted Bylaws (1)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith

(1)           Incorporated by reference on Form 8-K, filed February 16, 2000.

(2)           Incorporated by reference on Form 8-K, filed October 2, 2013.

(24)

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: November 13, 2013	By:	METWOOD, INC. /s/ ROBERT M. CALLAHAN
Robert M. Callahan
President and Chief Executive Officer and Director

Date: November 13, 2013	By:	/s/ Shawn A. Callahan
Shawn A. Callahan
Vice President and Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2013	By:	/s/ ROBERT M. CALLAHAN
Robert M. Callahan
President and Chief Executive Officer and Director

Date: November 13, 2013	By:	/s/ Shawn A. Callahan
Shawn A. Callahan
Vice President and Chief Financial Officer, Principal Accounting Officer and Director