Form 10-Q
period 2013-09-30
METWOOD INC
filed 2013-11-22
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ X ]

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (no shares of preferred stock were issue and outstanding).

Common Stock, $.001 Par Value - 15,221,647 shares as of November 19, 2013

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

(1)

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we”, “us”, “our”, “Metwood”, “Company” or “our company” refers to Metwood, Inc. and its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2014.

(2)

METWOOD, INC. AND SUBSIDIARY

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

		PAGE

	PART I - FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (unaudited) including:
	Consolidated Balance Sheets	4-5
	Consolidated Statements of Operations and Comprehensive Loss	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8-10
Item 2	Management Discussion & Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4	Controls and Procedures	15

	PART II - OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1 a	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3	Defaults Upon Senior Securities	19
Item 4	Mine Safety Disclosures	19
Item 5	Other information	19
Item 6	Exhibits	19

	CERTIFICATIONS

Exhibit 31	Management certification	21
Exhibit 32	Sarbanes - Oxley Act	21

(3)

METWOOD, INC. AND SUBSIDIARY

CONDENSED BALANCE SHEETS

	(UNAUDITED)
	September 30,	June 30,
	2013	2013

ASSETS

Current Assets
Cash and cash equivalents	$151,286	$174,650
Accounts receivable, net	321,117	238,515
Inventory
Raw materials	849,446	763,187
Work in process	122,305	167,485
Inventory Total	971,751	930,672
Other current assets	30,218	30,160
Total current assets	1,474,372	1,373,997

Property and Equipment
Leasehold and land improvements	334,648	334,648
Furniture, fixtures and equipment	93,243	93,243
Computer hardware, software and peripherals	180,497	178,605
Machinery and shop equipment	473,507	465,085
Vehicles	376,078	372,646
	1,457,973	1,444,227
Less accumulated depreciation	-1,080,443	-1,063,326

Net property and equipment	377,530	380,901

Other Assets
Deferred tax asset, net of valuation reserve	189,308	189,308
Total other assets	189,308	189,308

TOTAL ASSETS	$2,041,210	$1,944,206

See accompanying notes to condensed financial statements.

(4)

METWOOD, INC. AND SUBSIDIARY

CONDENSED BALANCE SHEET

	(UNAUDITED)
	September 30,	June 30,
	2013	2013

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$251,621	$146,039
Customer deposits	24,759	115,011
Total current liabilities	258,380	261,050

Long-term Liabilities
Due to related company	100,000	100,000
Total long-term liabilities	100,000	100,000

Total liabilities	358,380	361,050

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares
authorized; 15,221,647 shares issued and
outstanding at September 30, 2013	15,222	15,222
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Additional paid-in capital	1,899,773	1,899,773
Retained earnings	-250,173	-331,847

Total stockholders' equity	1,664,830	1,583,156

TOTAL LIABILITIES	$2,041,210	$1,944,206
AND STOCKHOLDERS' EQUITY

See accompanying notes to condensed financial statements.

(5)

METWOOD, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012
REVENUES
Gross Sales	$657,325	$628,883
Cost of sales	(397,277)	(380,082
Gross profit	260,048	248,801

ADMINISTRATIVE EXPENSES
Payroll expenses	110,256	126,253
Other	68,334	98,166
Total administrative expenses	178,590	224,419

Operating income	81,458	24,382

Other income	216	3,093

Income before income tax benefit	81,674	27,475

Income tax expense	—	5,794

Net income from operations	$81,674	$21,681

Basic and diluted earnings per share	$0.01	**

Weighted average number of shares	15,221,647	12,231,797

**Less than $0.01

See accompanying notes to condensed financial statements.

(6)

METWOOD, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012
OPERATIONS
Net income	$81,674	$21,681
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	17,117	20,057
(Increase) decrease in operating assets:
Accounts receivable	(63,069)	(98,344)
Inventory	(41,079)	3,712
Other operating assets	(19,591)	62,981
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other
operating liabilities	15,330	24,468
Net cash (used for) provided by operating activities	(9,618)	34,555

INVESTING
Capital expenditures	(13,746)	(10,324)
Net cash used for investing activities	(13,746)	(10,324)

FINANCING
Decrease in borrowings from related party	—	(7,874)
Net cash used for financing activities	—	(7,874)

Net increase (decrease) in cash	(23,364)	16,357

Cash, beginning of the year	174,650	58,646

Cash, end of the period	$151,286	$75,003

See accompanying notes to condensed financial statements.

(7)

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

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

Metwood provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

(8)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended June 30, 2014.

The condensed balance sheet at June 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Metwood, Inc.'s annual report on Form 10-K for the year ended June 30, 2013.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At September 30, 2013, the allowance for doubtful accounts was $5,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three months ended September 30, 2013 and 2012, the amount of bad debts (recovered) charged off was $-0- and $(240), respectively.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment - Property and equipment are recorded at cost and include expenditures for improvements when they substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed to operations as incurred. Depreciation is computed using the straight- line method over the assets' estimated useful lives, which range from three to forty years. When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and the proceeds is recorded as a gain or loss.

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through September 30, 2013.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended September 30, 2013 and 2012 were $4,477 and $142, respectively.

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

Recent Accounting Pronouncements - In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We are currently assessing the potential impact of ASU No. 2013-11 on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in the annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements. The new requirements areeffective as of the beginning of a fiscal year that begins after December 15, 2012 and interim and annual periods thereafter. We are currently assessing the potential impact of this guidance on our financial statements.

(9)

NOTE 3 - EARNINGS PER SHARE

Net income and earnings per share for the three months ended September 30, 2013 and 2012 are as follows:

	For the Three Months Ended
	September 30,
	2013	2012
Net income	$81,674	$21,681
Earnings per share - basic and fully diluted	$0.01	$ **
Weighted average number of shares	15,221,647	12,231,797

**Less than $0.01

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
	September 30,
	2013	2012
Cash paid for:
Income taxes	$—	$—
Interest	$—	$19

NOTE 5- RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. were no fees paid to the related company for the three months ended September 30, 2013 and 2012. For the three months ended September 30, 2013 and 2012, we had sales of $4,763 and $7,873, respectively, to the company referred to above. As of September 30, 2013 and 2012, the related receivable was $-0- and $-0-, respectively. See also Note 5.

NOTE 6- OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,800. The lease expires on December 31, 2014. For each of the three-month periods ended September 30, 2013 and 2012, we recognized rental expense for these spaces of $20,400.

(10)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and notes included herein. Further, this MD&A should be read in conjunction with the “Business” and “Risk Factors” sections within this Quarterly Report on Form 10-Q.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this interim report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Some of our statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

On October 1, 2013, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Company's Articles of Incorporation. The Amendment was approved by a "Unanimous Written Consent of The Board of Directors of Metwood, Inc." on August 6, 2013, pursuant to the authority granted them by a "Written Consent of the Holders of a Majority of the Voting Shares of Metwood, Inc." dated August 6, 2013. The information regarding this issue was fully disclosed in the Company's Form 8-K Report filed on October 2, 2013. The Amendment incorporated the following changes:

a. The total number of shares of preferred stock that the Corporation is authorized to issue is 40,000,000 shares with a par value of $0.001 per share.

b. Grant to the Board of Directors the full right and authority to increase or otherwise change the authorized shares of common stock and preferred stock without any shareholder action or approval.

c. Grant to the Board of Directors the full right and authority to change the name of the corporation at a future date without any shareholder action or approval.

(11)

Description of Business

Overview of Our Company

We have been in the metal and metal/wood construction materials manufacturing business since 1992. Our Company manufactures light-gage steel construction materials, usually combined with wood or wood fasteners, for use in residential and commercial applications in place of more conventional wood products, which are inferior in terms of strength and durability. The steel and steel/wood products allow structures to be built with increased load strength and structural integrity and fewer support beams or support configurations, thereby allowing for structural designs that are not possible with wood-only products.

Our primary products and services are:

· TUFF BEAM - internally reinforced cold-formed steel beam

· TUFF JOIST - cold-formed steel joint system

· TUFF JOIST+ - internally reinforced cold-formed steel joist

· TUFF FLOOR SYSTEM - combinations of TUFFBEAM, NUJOIST and TUFFJOIST are utilized to make up a complete floor system

· TUFF DECK - concrete deck systems

· RIM BEAM - internally reinforced CFS load distribution member

· TUFF FRAME 3.5 & 5.5 - a fully proprietary panelized load bearing and non-load bearing CFS wall framing solution

· TUFF TRUSS 2.0 - a proprietary roof and floor truss system

· Aegis - Metwood is a distributor of Aegis Metal Framing's cold-formed steel trusses SURE-SPAN™

· Trimmable square columns

· Joist reinforcers

· Engineering, design and custom building services

Residential builders are aware of the superiority of steel framing vs. Wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although we believe the use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a "stick-built" construction method where components are laid out and assembled with nails and screws. Our Company's founders saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

Our Management is continually performing ongoing product research and development. Through a strategic partnership with an outside engineering firm, we are able to offer our customers civil engineering capabilities which include rezoning and special use submissions; erosion and sediment control and storm-water management design; residential, commercial, and religious facility site development design; and utility design, including water, sewer and onsite treatment systems.

We also perform a variety of structural design and analysis work, successfully providing solutions for many projects, including retaining walls, residential framing, commercial building framing, light-gage steel fabrication drawings, metal building retrofits and additions, mezzanines, and seismic anchors and restraints.

Our company has designed numerous foundations for a variety of structures. Our foundation design expertise includes metal building foundations, traditional building construction foundations, atypical foundations for residential structures, tower foundations, and sign foundations for a variety of uses and applications.

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

(12)

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Our company relies primarily on its own sales force to generate sales; additionally, however, we have distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilize the salespeople of wholesale yards stocking our products as an additional sales force. We are an authorized vendor for Lowe's, Home Depot, 84 Lumber, Stock Building Supply, ProBuild, and many more. We have several stocking dealers of our square columns and reinforcing products. We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships, we typically have a dealer to use. Our management intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license our technology and products to increase its distribution outside of Virginia, North Carolina and the South.

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

Competition

Nationally, we believe there are over one hundred manufacturers of the types of products produced by our Company. However, we contend that the majority of these manufacturers are using wood-only products or products without metal reinforcement. Our management has identified only one other manufacturer in the United States that manufactures a cold-formed steel beam. However, we have often found that our products are the only ones that will work within many customers' design specs.

Sources and Availability of Raw Materials and the Names of Principle Suppliers

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

Dependence on One or a Few Major Customers

For the three months ended September 30, 2013 and 2012, no one customer accounted for 10% or more of our company’s revenues, and there is no customer whose loss would have a material adverse effect on our company.

Patents

We have nine U.S. Patents:

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

(13)

Need for Government Approval of Principal Products

Our products must either be sold with an engineer's seal or applicable building code approval. Currently, we are seeking International Code Council ("ICC") code approval on our TUFFBEAMS. Once that approval is obtained, our products can be used in all fifty states and will eliminate the need for an engineer's seal on individual products. To date, our company's 2x10 floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004).

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

Number of Total Employees and Number of Full-Time Employees

The Company had sixteen employees at September 30, 2013, all of whom were full time.

Global Energy Group, LLC

Our company and the members of Global Energy Group, LLC entered into a Member Interest Purchase Agreement dated June 30, 2013. We have determined not to consummate the transaction at this time and are proceeding with further due diligence. At this time, there can be no assurances that the transaction will be completed.

Changes in Results of Operations

We had net income of $81,674 for the three months ended September 30, 2013, versus net income of $21,681 for the three months ended September 30, 2012. Though gross profit increased only 4.5% comparing fiscal 2013 to 2012, administrative expenses declined 20% due to lowered payroll costs and a general decrease in most other administrative expenses. Management has been working diligently to trim expenses and grow sales as the economy improves.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

Critical Accounting Policies

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we record certain assets at the lower of cost or fair market value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of these assets, such as economic conditions. Those judgments, estimates and assumptions are based on information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under U.S. GAAP to adjust those estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as “write downs” of the assets involved).

It is our practice to establish reserves or allowances to record adjustments or “write-downs” in the carrying value of assets, such as accounts receivable. Such write-downs are recorded as charges to income or increases in the expense in our Statement of Operations in the periods when such reserves or allowances are established or increased. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record such assets on our balance sheet but also our results of operations.

In making our estimates and assumptions, we follow U.S. GAAP applicable to our business and those that we believe will enable us to make fair and consistent estimates of the fair value of assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying interim financial statements.

Additional Information

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

(14)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of September 30, 2013.

Management's assessment identified the following material weaknesses in internal control over financial reporting:

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

(15)

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks described below, or elsewhere in this report on Form 10-Q, or our Company’s other filings with the Securities and Exchange Commission (the "SEC") were to occur, our financial condition and results of operations could suffer, and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer, and the trading price of our common stock could decline.

You should carefully review the risk factors together with all other information contained in this Quarterly Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

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

We have a history of operating losses and may incur future losses - Although we earned $81,674 for the quarter ended September 30, 2013 and $21,681 for the quarter ended September 30, 2012, we incurred net losses of $61,291 for the fiscal year ended June 30, 2013 and $354,919 for the year ended June 30, 2012. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

Our common shares have been subject to penny stock regulation in the United States of America - Our common shares have been subject to the provisions of Section 15(g) and Rule 15g-9 of the (US) Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. If our common shares are deemed to be “penny stock,” trading in common shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

(16)

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares - In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a client, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that client. Prior to recommending speculative low priced securities to their non-institutional clients, broker-dealers must make reasonable efforts to obtain information about the client’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some clients. FINRA requirements make it more difficult for broker-dealers to recommend that their clients buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

As a public company we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance - As a public company, we are subject to numerous legal and accounting requirements in both Canada and the United States of America that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis privately held and larger public competitors.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management - Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team needs to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because we are quoted on the OTC pink Sheets instead of a national securities exchange, our investors may have more difficulty selling their stock or experience negative volatility on the market price of our stock in the United States - Our common shares are quoted on the OTC Pink Sheets. The OTC Pink Sheets is marketed as an electronic exchange for high growth and early stage companies. Trades are settled and cleared in a manner similar to any NASDAQ or NYSE stock and trade reports are disseminated through Yahoo, Bloomberg, Reuters, and most other financial data providers. The OTC Pink Sheets can be significantly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTC Pink Sheets as compared to a national securities exchange, such as the New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common shares may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our common shares. Accordingly, our shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common shares improves.

The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you. The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price - The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer. The volatility in our share price is attributable to a number of factors. First our common shares, at times, are thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Second, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our performance. We cannot make any predictions as to what the prevailing market price for our common shares will be at any time or as to what affect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

(17)

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

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations - The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. This type of litigation could result in substantial costs and could divert management’s attention and resources.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business and our operating results - If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

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

We do not intend to pay dividends - We do not anticipate paying cash dividends on our common shares in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide, in our sole discretion, not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The current financial environment may impact our business and financial condition that we cannot predict - The continued instability in the global financial system and related limitation on availability of credit may continue to have an impact on our business and our financial condition, and we may continue to face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets has been restricted as a result of the economic downturn and related financial market conditions and may be restricted in the future when we would like, or need, to raise capital. The difficult financial environment may also limit the number of prospects for potential joint venture, asset monetization or other capital raising transactions that we may pursue in the future or reduce the values we are able to realize in those transactions, making these transactions uneconomic or difficult to consummate.

We did not consummate the Global Energy Group LLC transaction - Metwood had previously entered into a Member Interests Purchase Agreement (the "Agreement") dated June 30, 2013 with Global Energy Group LLC. The Company has determined not to consummate the transaction. The discussions regarding this Agreement are ongoing and any failure of the parties to reach an accommodation may have material adverse effect on our financial condition or results of operations and could divert management’s attention and resources.

(18)

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Exhibit
3.1(a)		Articles of Incorporation (1)
3.1(b)		Amendment to Articles of Incorporation(2)
3.2		New Adopted Bylaws (1)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)

31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith

(1)             Incorporated by reference on Form 8-K, filed February 16, 2000

(2)             Incorporated by reference on Form 8-K, filed October 2, 2013

See index to exhibits.

(19)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2013

/s/ Robert M. Callahan

Robert M. Callahan

Chief Executive Officer

Date: November 21, 2013

/s/ Shawn A. Callahan

Shawn A. Callahan

Chief Financial Officer

(20)

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

 (21)