Form 10-Q
period 2013-12-31
METWOOD INC
filed 2014-02-12
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Common Stock, $.001 Par Value - 15,221,647 shares as of February 7, 2014

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

(1)

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(2)

PART I

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc. and its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2014.

(3)

METWOOD, INC.
BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	December 31,	June 30,
	2013	2013

ASSETS

Current Assets
Cash and cash equivalents	$76,132	$174,650
Accounts receivable, net	189,889	238,515
Inventory:
Raw materials	837,126	763,187
Work in process	162,572	167,485
	999,698	930,672
Other current assets	45,819	30,160

Total current assets	1,311,538	1,373,997

Property and Equipment
Leasehold and land improvements	334,648	334,648
Furniture, fixtures and equipment	93,243	93,243
Computer hardware, software and peripherals	180,497	178,605
Machinery and shop equipment	473,507	465,085
Vehicles	382,508	372,646
	1,464,403	1,444,227
Less accumulated depreciation	(1,097,810)	(1,063,326)
Net property and equipment	366,593	380,901

Other Assets
Deferred tax asset, net of valuation reserve	178,402	189,308

Total other assets	178,402	189,308

TOTAL ASSETS	$1,856,533	$1,944,206

See accompanying notes to condensed financial statements.

(4)

METWOOD, INC.
BALANCE SHEETS

	(UNAUDITED)
	December 31,	June 30,
	2013	2013
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	123,629	146,039
Customer deposits	$—	$115,011

Total current liabilities	123,629	261,050

Long-term Liabilities
Due to related company	97,326	100,000

Total long-term liabilities	97,326	100,000

Total liabilities	220,955	361,050

Stockholders' Equity
Preferred Stock, $.001 par, 40,000,000 shares
authorized; 0 shares issued and outstanding	—	—

Common stock, $.001 par, 100,000,000 shares	15,222	15,222
authorized; 15,221,647 shares issued and
outstanding

Common stock not yet issued ($.001 par, 8,150 shares)	8	8

Additional paid-in capital	1,899,773	1,899,773
Retained earnings	(279,425)	(331,847)

Total stockholders' equity	1,635,578	1,583,156

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$1,856,533	$1,944,206

See accompanying notes to condensed financial statements.

(5)

METWOOD, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
REVENUES

Gross sales	$418,219	$613,690	$1,075,984	$1,242,572
Cost of sales	(227,780)	(379,419)	(625,496)	(763,225)
Gross profit	190,439	234,271	450,488	479,347

ADMINISTRATIVE EXPENSES
Advertising	3,545	5,703	5,918	12,289
Depreciation	4,715	8,323	9,827	16,242
Insurance	5,165	5,322	11,107	11,540
Payroll expenses	116,907	142,990	227,163	269,243
Professional fees	17,465	16,918	20,272	36,397
Rent	18,775	20,400	37,025	40,800
Vehicle	6,872	6,512	13,439	13,849
Other	28,775	21,901	56,046	48,403
Total administrative expenses	202,219	228,069	380,797	448,763

Operating income (loss)	(11,780)	6,202	69,691	30,584

Other income (expense)	(6,578)	61	(6,363)	3,154

Income (loss) before income taxes	(18,358)	6,263	63,328	33,738

Income tax expense (benefit)	10,906	7,010	10,906	12,804

Net income (loss) from operations	$(29,264)	$(747)	$52,422	$20,934

Basic and diluted deficit per share	$ **	$ **	$ **	$ **

Weighted average number of shares	15,221,647	12,791,797	15,221,647	12,791,797

**Less than $0.01

See accompanying notes to condensed financial statements.

(6)

METWOOD, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31
	2013	2012
OPERATIONS
Net income	$52,422	$20,934
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	34,483	40,530
Provision for deferred income taxes	10,906	12,804
(Increase) decrease in operating assets:
Accounts receivable	47,259	(236,697)
Inventory	(69,026)	71,204
Other operating assets	(14,291)	1,510
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(137,421)	116,740
Net cash provided by (used for) operating activities	(75,668)	27,025

INVESTING
Capital asset sales (expenditures)	(20,176)	(21,081)
Net cash provided by investing activities	(20,176)	(21,081)

FINANCING
Issuance of common stock	—	28,000
Decrease in borrowings from related party	(2,674)	(12,711)
Net cash used for financing activities	(2,674)	15,289

Net increase (decrease) in cash	(98,518)	21,233

Cash, beginning of the year	174,650	58,646

Cash, end of the period	$76,132	$79,879

See accompanying notes to condensed financial statements

(7)

METWOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

(8)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ended June 30, 2014. The condensed balance sheet at June 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2013, the allowance for doubtful accounts was $5,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three and six months ended December 31, 2013, the amount of bad debts charged off was $-0-. For the three and six months ended December 31, 2012, the amount of bad debts charged off was $452 and $212, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2013.

(9)

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three and six months ended December 31, 2013 were $1,940 and $6,417, respectively. Research and development costs for the three and six months ended December 31, 2012 were $-0- and $143, respectively.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in the annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements. The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2012 and interim and annual periods thereafter. We do not expect this ASU to have a material impact on our financial statements.

(10)

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ended December 31, 2013 and 2012 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income (loss)	$(29,264)	$(747)	$52,422	$20,934
Earnings per share - basic and fully diluted	$ **	$ **	$ **	$ **
Weighted average number of shares	15,221,647	12,791,797	15,221,647	12,791,797

**Less than $0.01

(11)

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended December 31, 2013 and 2012 are summarized as follows :

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Cash paid for:
Income taxes	$—	$—	$—	$—
Interest	$6,312	$—	$6,312	$—

(12)

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. Fees paid to the related company for the three and six months ended December 31, 2013 and 2012 were $2,235 and $10,080, respectively. For the three months ended December 31, 2013 and 2012, we had sales of $496 and $8,386, respectively, to the company referred to above. For the six months ended December 31, 2013 and 2012, we had sales of $5,259 and $16,259, respectively to the company. As of December 31, 2013 and 2012, the related receivable was $-0- and $-0-, respectively. See also Note 6.

NOTE 6 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,800. The lease expires on December 31, 2014. For each of the three-month periods ended December 31, 2013 and 2012, we recognized rent expense for these spaces of $18,755 and $20,400. For each of the six-month periods ended December 31, 2013 and 2012, we recognized rent expense of $37,025 and $40,800.

(13)

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

(14)

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

(15)

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

Dependence on One or a Few Major Customers

For the three and six months ended December 31, 2013 and 2012, two customers individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

(16)

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

The Company had thirteen employees at December 31, 2013, all of whom were full time.

Global Energy Group, LLC

Our company and the members of Global Energy Group, LLC entered into a Member Interest Purchase Agreement dated June 30, 2013. We have determined not to consummate the transaction at this time and are proceeding with further due diligence. At this time, there can be no assurances that the transaction will be completed.

(17)

Changes in Results of Operations

We had a net loss of $29,264 for the three months ended December 31, 2013, versus a net loss of $747 for the three months ended December 31, 2012 and net income of $52,422 for the six months ended December 31, 2013 compared to net income of $20,934 for the same period in 2012. Gross profit decreased 19% comparing the three months ended December 31, 2013 compared to the same period in 2012 but only decline 6% for the six-month period ended December 31, 2013 compared to 2012. Administrative expenses declined 15% comparing the six months ended December 31, 2013 to the same period in 2012, primarily due to lowered payroll costs and a general decrease in most other administrative expenses. Management continues to work diligently to trim expenses and grow sales as the economy improves.

Liquidity and Capital Reserves – At December 31, 2013, we had cash of $76,132 compared to $174,650 at June 30, 2013.

Cash flows from operating activies for the six months ended December 31, 2013were ($75,668) as compared to $27,025 for the six months ended December 31, 2012 due to decrease in accounts payable and accrued exenses and cash paid for inventory.

Cash flows from investing activities were ($20,176) for the six months ended December 31, 2013 as compared to $(21,081) for the same period last year,

Cash flows from financing activities were (2,674) for the six months ended December 31, 2013, which were realted to repayments of borrowings from related party, compared to $15,289 for the same period last year, which were related to proceeds from common stock issuance and repayments of borrowings from related party.

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

On a long-term basis, we also anticipate that product demand will increase considerably once we get awarded our Code Compliance Report. As sales increase, we can add a second shift to meet the additional product demand without having to use funds to expand our production facilities.  If additional cash becomes necessary to fund our growth, we may raise this capital through an additional follow-on stock offering rather than taking on more debt.  However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future.  If we are unable to raise additional capital as needed, our growth potential will be adversely affected, and we would have to significantly modify our plans.

(18)

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

(19)

Recently Issued Accounting Pronouncements

Refer to Note 2 in the accompanying interim financial statements.

Additional Information

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of December 31, 2013.

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

(20)

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

We have a history of operating losses and may incur future losses - Although we earned $52,422 for the six months ended December 31, 2013 and $20,934 for the six months ended December 31, 2012, we incurred net losses of $327,504 for the fiscal year ended June 30, 2013 and $354,919 for the year ended June 30, 2012. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

(21)

Our common shares have been subject to penny stock regulation in the United States of America - Our common shares have been subject to the provisions of Section 15(g) and Rule 15g-9 of the (US) Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than US $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. If our common shares are deemed to be “penny stock,” trading in common shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

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

(22)

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

(23)

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

(24)

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

(25)

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

(26)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 7, 2014

/s/ Robert M. Callahan

Robert M. Callahan

Chief Executive Officer

Date: February 7, 2014

/s/ Shawn A. Callahan

Shawn A. Callahan

Chief Financial Officer

(27)

INDEX TO EXHIBITS

DESCRIPTION OF EXHIBIT

NUMBER

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