Form 10-Q
period 2014-03-31
METWOOD INC
filed 2014-05-13
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Common Stock, $.001 Par Value - 15,221,647 shares as of May 14, 2014

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

(1)

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc. and its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending June 30, 2014.

(2)

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

CERTIFICATIONS

Exhibit 31 – Management certification…………...…………………………………………………………. 17

Exhibit 32 – Sarbanes-Oxley Act….................................……………………………………………......... 17

(3)

METWOOD, INC.

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31, 2014	June 30, 2013
ASSETS

Current Assets
Cash and cash equivalents	$72,050	$174,650
Accounts receivable, net	186,624	238,515
Inventory:
Raw materials	812,826	763,187
Work in process	185,737	167,485
	998,563	930,672
Other current assets		30,160

Total current assets	1,257,237	1,373,997

Property and Equipment
Leasehold and land improvements	339,533	334,648
Furniture, fixtures and equipment	93,243	93,243
Computer hardware, software and peripherals	179,947	178,605
Machinery and shop equipment	473,507	465,085
Vehicles	418,515	372,646
	1,504,745	1,444,227
Less accumulated depreciation	(1,116,369)	(1,063,326)
Net property and equipment	388,376	380,901

Other Assets
Deferred tax asset, net of valuation reserve	191,898	189,308

Total other assets	191,898	189,308

TOTAL ASSETS	$1,837,511	$1,944,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$122,415	$146,039
Customer deposits	108,388	115,011

Total current liabilities	230,803	261,050

Long-term Liabilities
Due to related company	96,233	100,000

Total long-term liabilities	96,233	100,000

Total liabilities	327,036	361,050

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares	15222	15,222
authorized; 15,221,647 shares issued and
outstanding at March 31, 2014
Common stock not yet issued ($.001 par, 8,150 shares)	8	8
Preferred Stock, $.001 par, 40,000,000 shares	—	—
authorized; 0 shares issued and outstanding
at March 31, 2014
Additional paid-in capital	1,899,773	1,899,773
Retained earnings	(404,528)	(331,847)

Total stockholders' equity	1,510,475	1,583,156

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$1,837,511	$1,944,206

See accompanying notes to consolidated financial statements.

(4)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
REVENUES

Gross sales	$355,267	$439,494	$1,431,251	$1,682,066
Cost of sales	(273,415)	(291,292)	(901,658)	(1,054,517)
Gross profit	81,852	148,202	529,593	627,549

ADMINISTRATIVE EXPENSES
Advertising	9,592	7,343	15,510	19,631
Depreciation	5,958	7,806	15,786	24,048
Insurance	5,466	5,327	16,573	16,868
Payroll expenses	122,331	125,040	346,748	394,283
Professional fees	7,099	13,332	29,372	49,730
Rent	18,710	20,400	55,735	61,200
Vehicle	4,259	9,961	17,697	23,810
Other	43,742	36,684	99,787	85,187
Total administrative expenses	217,157	225,893	597,208	674,757

Operating loss	(135,305)	(77,691)	(67,615)	(47,208)

Other income (expense)	(1,294)	6,161	(7,656)	9,316

Loss before income taxes	(136,599)	(71,530)	(75,271)	(37,892)

Income tax benefit	(13,496)	(18,461)	(2,590)	(5,657)

Net loss from operations	$(123,103)	$(53,069)	$(72,681)	$(32,235)

Basic and diluted deficit per share	$(0.01)	$ **	$ **	$ **

Weighted average number of shares	15,221,647	14,951,664	15,221,647	13,850,632

**Less than $0.01

See accompanying notes to condensed financial statements.

(5)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ending March 31,
	2014	2013
OPERATIONS
Net loss	$(72,681)	$(32,235)
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	53,043	41,919
Reversal of deferred income taxes	(2,590)	(5,657)
(Increase) decrease in operating assets:
Accounts receivable	51,891	10,241
Inventory	(67,891)	43,904
Prepaid expenses	—	(100,835)
Other operating assets	30,160	543
Decrease in operating liabilities:
Accounts payable and accrued expenses	(30,247)	(32,036)
Net cash used for operating activities	(38,315)	(74,156)

INVESTING
Issuance of common stock	—	128,000
Capital expenditures	(60,518)	(26,873)
Proceeds from disposal of assets	—	19,800
Net cash provided by investing activities	(60,518)	120,927

FINANCING
Decrease in borrowings from related party	(3,767)	(12,711)
Net cash used for financing activities	(3,767)	(12,711)

Net increase (decrease) in cash	(102,600)	34,060

Cash, beginning of the year	174,650	58,646

Cash, end of the period	$72,050	$92,706

See accompanying notes to condensed financial statements

(6)

METWOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended June 30, 2014. The condensed balance sheet at June 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2014, the allowance for doubtful accounts was $5,000. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three and nine months ended March 31, 2014, the amount of bad debts charged off was $18,199. For the three and nine months ended March 31, 2013, the amount of bad debts (recovered) charged off were ($102) and $110, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through March 31, 2014.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three and nine months ended March 31, 2014 were $800 and $7,217, respectively. Research and development costs for the three and nine months ended March 31, 2013 were $143 and $4,930, respectively.

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

Recent Accounting Pronouncements - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that are adopted by the Company as of the specified effective date or, in some cases where early adoption is permitted, in advance of the specified effective date. The Company has assessed the recently issued standards that are not yet effective and believes these standards will not have a material impact on the Company’s results of operations, cash flows or financial position.

(7)

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and nine months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net loss	$(123,103)	$(53,069)	$(72,681)	$(32,235)
Deficit per share - basic and fully diluted	$(0.01)	$ **	$ **	$ **
Weighted average number of shares	15,221,647	14,951,664	15,221,647	13,850,632

**Less than $0.01

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2014 and 2013 are summarized as follows :

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Cash paid for:
Income taxes	$—	$—	$—	$—
Interest	$1,438	$6	$7,751	$26

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. Fees paid to the related company for the three and nine months ended March 31, 2014 were $-0- and $2,585, respectively. Fees paid for the three and nine months ended March 31, 2013 were $7,360 and $17,400, respectively. For the three months ended March 31, 2014 and 2013, we had sales of $12,068 and $1,812, respectively, to the company referred to above. For the nine months ended March 31, 2014 and 2013, we had sales of $17,303 and $10,198, respectively to the company. As of March 31, 2014 and 2013, the related receivable was $-0- and $1,812, respectively. See also Note 6.

NOTE 6 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $6,800. The lease expires on December 31, 2014. For each of the three-month periods ended March 31, 2014 and 2013, we recognized rent expense for these spaces of $18,710 and $20,400, respectively. For each of the nine-month periods ended March 31, 2014 and 2013, we recognized rent expense of $55,735 and $61,200, respectively.

(8)

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

b. The Board of Directors was granted the full right and authority to increase or otherwise change the authorized shares of common stock and preferred stock without any shareholder action or approval.

c. The Board of Directors was granted the full right and authority to change the name of the corporation at a future date without any shareholder action or approval.

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

(9)

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

Dependence on One or a Few Major Customers

For the three and nine months ended March 31, 2014 and 2013, one customer individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

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

The Company had thirteen employees at March 31, 2014, all of whom were full time.

Global Energy Group, LLC

Our company and the members of Global Energy Group, LLC entered into a Member Interest Purchase Agreement dated June 30, 2013. We have determined not to consummate the transaction at this time and are proceeding with further due diligence. At this time, there can be no assurances that the transaction will be completed.

Changes in Results of Operations

Liquidity and Capital Reserves - Cash flows used for operating activies for the nine months ended March 31, 2014 were $38,315 versus net cash used for operating activities of $74,156 for the nine months ended March 31, 2013. The decrease in cash flows used for operations for the period ended March 31, 2014 compared to the same period in 2013 was primarily attributable to a decrease in accounts receivable.

We have historically funded our cash needs through operating income.  We will continue to rely on sales revenue as our main source of liquidity and will incur debt primarily to fund inventory purchases as sales growth produces increased product demand.  Liquidity needs that cannot be met by current sales revenue may also arise in certain unusual circumstances such as has previously occurred when rain and snow significantly slowed construction activity and resulted in a corresponding decline in demand for our products.  In those circumstances, debt may be added to meet our fixed costs and to maintain inventory in anticipation of a spurt in product demand that generally occurs once a weather-related slowdown has ended.

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

We had a net loss of $123,103 for the three months ended March 31, 2014, versus a net loss of $72,681 for the three months ended March 31, 2013 and a net loss of $53,069 for the nine months ended March 31, 2014 compared to a net loss of $32,235 for the same period in 2013. Gross profit decreased 45% comparing the three months ended March 31, 2014 compared to the same period in 2013 but only declined 16% for the nine-month period ended March 31, 2014 compared to 2013. Administrative expenses decreased 11% comparing the nine months ended March 31, 2014 to the same period in 2013, primarily due to lowered payroll costs and professional fees and a general decrease in most other administrative expenses. Management continues to work diligently to trim expenses and grow sales as the economy improves.

(10)

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

(11)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of March 31, 2014.

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

We have a history of operating losses and may incur future losses – We incurred net losses of $72,681 for the nine months ended March 31, 2014 and $32,235 for the nine months ended March 31, 2013, and we incurred net losses of $327,504 for the fiscal year ended June 30, 2013 and $354,919 for the year ended June 30, 2012. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

Our common shares have been subject to penny stock regulation in the United States of America - Our common shares have been subject to the provisions of Section 15(g) and Rule 15g-9 of the (US) Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than US $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least US $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. If our common shares are deemed to be “penny stock,” trading in common shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

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

(13)

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

(14)

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2014.

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

Date: May 13, 2014

/s/ Robert M. Callahan

Robert M. Callahan

Chief Executive Officer

Date: May 13, 2014

/s/ Shawn A. Callahan

Shawn A. Callahan

Chief Financial Officer

(16)

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

(17)