Form 10-K
period 2014-06-30
METWOOD INC
filed 2014-09-30
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and a "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 29, 2014, the aggregate market value of the 5,720,015 common shares outstanding (based upon the average of the bid price ($.5) reported on the OTCQB Market) held by non-affiliates was $2,860,000.

As of September 29, 2014, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 15,221,647 shares.

ii

METWOOD, INC. AND SUBSIDIARY

FORM 10-K

iii

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

(1)

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

Metwood's primary products are:

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

SURE-SPAN™

· Trimmable square columns

· Joist reinforcers

· Engineering, design and custom building services

(2)

Metwood's services include providing its customers, through a strategic partnership with an outside engineering firm, civil engineering capabilities which include rezoning and special use submissions; erosion and sediment control and storm-water management design; residential, commercial, and religious facility site development design; and utility design, including water, sewer and onsite treatment systems. Metwood also performs ongoing product research and development.

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

We have reviewed designs by manufacturers for a variety of structures and structural components, including retaining walls, radio towers, tower foundations, sign foundations, timber trusses, light- gage steel trusses, and light-gage steel beams. This service enables clients to take generic designs and have them certified and approved for construction in the desired locality.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers. The light-gage metal used by the company is supplied primarily by Telling Industries, New Millenium,Allied Tube & Conduit, and Vulcraft. Our main source of lumber is BlueLinx. Adelphia Metals, Re- Steel, Nucor and Gerdau Amersteel provide the majority of our rebar. Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability. We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our buyers.

Dependence on One or a Few Major Customers

For the fiscal years ending June 30, 2014 and 2013, no customer accounted for 10% or more of total sales.

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

(3)

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

We had fourteen employees at June 30, 2014, thirteen of whom were full time.

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

We have a history of operating losses and may incur future losses. We incurred net losses of $184,667 for the fiscal year ended June 30, 2014 and $61,291 for the year ended June 30, 2013. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

(4)

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

(5)

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the recent close of our common stock at July 28, 2014 of $.50 per share (with a 52-week high of $.85), the market value of shares held by non-affiliates would be $7,610,824.

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

Year Ended June 30, 2014	High	Bid

First Quarter	$0.85	$0.25
Second Quarter	$0.50	$0.36
Third Quarter	$0.50	$0.50
Fourth Quarter	$0.50	$0.50

Year Ended June 30, 2013

First Quarter	$0.51	$0.04
Second Quarter	$1.35	$0.03
Third Quarter	$1.00	$0.08
Fourth Quarter	$0.45	$0.37

Holders

The approximate number of holders of record of our common stock as of July 28, 2014 was 1,103. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

 Dividends

We have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future.

(6)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operation

Metwood had previously entered into a Member Interests Purchase Agreement (the "Agreement") dated June 30, 2013 with Global Energy Group. The Company has determined not to consummate the transaction.

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

Results of Operations

Below are selected financial data for the years ended June 30, 2014 and 2013:

	2014	2013
Revenues	$1,933,006	$2,157,379
Net loss	$(244,117)	$(327,504)
Net loss per common share	$(0.02)	$(0.02)
Weighted average common shares outstanding

At June 30, 2014 and 2013:
Total assets	$1,671,282	$1,944,206
Working capital	$808,626	$1,112,947
Stockholders' equity	$1,339,039	$1,583,156

No dividends have been declared or paid during the periods presented.

Revenues and Cost of Sales - Gross sales decreased $224,373, or 10%, for the year ended June 30, 2014 ("fiscal 2014") compared to the year ended June 30, 2013 ("fiscal 2013"). Gross profit decreased $249,842 (31%) from fiscal 2013 to fiscal 2014.

The Company's sales decrease for fiscal 2014 versus 2013 reflects a continuing downtown in the overall economy and in the building industry in particular, although the commercial market has overcome some of the residential downturn. The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gage steel truss system, begun in March 2008.

Cost of sales increased $25,468, or 2%, in fiscal 2014 compared to fiscal 2013. Material costs, primarily metal products, were significantly higher in fiscal 2014 compared to fiscal 2013 and accounted for much of the increase.

Administrative Expenses - These costs decreased $384,080 from fiscal 2013 to fiscal 2014. The decrease resulted in large part from much lower payroll expenses and professional fees. We are invested in decreasing expenditures where possible in order to maximize our net earnings.

Other Income (Expense) - Other expenses in fiscal 2014 were $20,589 compared to other income of $9,967 in fiscal 2013. The change resulted from lower finance charge income in fiscal 2014 and also from a net loss on asset disposals compared to a gain on asset disposals in fiscal 2013.

Income Taxes - In fiscal 2014 we recorded an income tax benefit of $56,855 compared to a tax benefit of $77,150 in fiscal 2013. An income tax benefit was recognized in both fiscal years because, in addition to the book loss experienced, temporary ("timing") differences between book and tax income gave rise to a higher tax loss, which will be carried forward and offset future taxable income. A deferred tax asset has been recorded to reflect the potential future benefit of such a carryforward. Since the realization of such an asset is uncertain, we have also recorded a valuation allowance to reduce this asset to its net realizable value.

Liquidity and Capital Reserves - Cash flows used for operating activies in fiscal 2014 were $61,039 versus net cash used for operating activities of $158,282 in fiscal 2013. The decrease in cash flows used for operations for fiscal 2014 compared to fiscal 2013 was primarily attributable to decreases in accounts receivable and in inventory. Weused $76,776 for capital improvements and purchases of fixed assets in fiscal 2014 compared to $29,567 in fiscal 2013. Financing activities in fiscal 2014 were $-0- compared to $12,711 used in fiscal 2013. The use of funds in 2013 was from amounts repaid to a related party.

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

On a long-term basis, we also anticipate that product demand will increase considerably as we continue to expand our marketing and advertising campaign, which may include the use of television, radio, print and internet advertising. Efforts are well underway to increase the number of out-of-state sales representatives/brokers who will market our products throughout the country. As sales increase, we can add a second shift to meet the additional product demand without having to use funds to expand our production facilities. If additional cash becomes necessary to fund our growth, we may raise this capital through an additional follow-on stock offering rather than taking on more debt. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future. If we are unable to raise additional capital as needed, our growth potential will be adversely affected, and we would have to significantly modify our plans

(7)

Item 8. Financial Statements and Supplementary Data

7951 SW 6th St. Suite 216 Plantation, Fl 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Metwood, Inc.

We have audited the accompanying consolidated balance sheets of Metwood, Inc and subsidiary (“the Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and consolidated cash flows for the years ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014 and 2013, and the results of its operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

September 29 , 2014

(8)

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND 2013

$
	June 30,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$36,836	$174,650
Accounts receivable, net	149,671	238,515
Inventory	815,192	930,672
Other current assets	44,356	30,160

Total current assets	1,046,054	1,373,997

Property and Equipment
Leasehold improvements	274,869	266,689
Furniture, fixtures and equipment	78,222	93,243
Computer hardware, software and peripherals	175,207	178,605
Machinery and shop equipment	467,166	465,085
Vehicles	387,443	372,646
Land improvements	67,959	67,959
	1,450,866	1,444,227
Less accumulated depreciation	(1,071,802)	(1,063,326)

Net property and equipment	379,064	380,901

Other Assets
Deferred tax asset, less valuation reserve	246,163	189,308
	246,163	189,308

TOTAL ASSETS	$1,671,282	$1,944,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$205,037	$135,248
Customer deposits	13,166	115,011
Accrued expenses	19,225	10,791

Total current liabilities	237,428	261,050

Long-term Liabilities
Due to related companies and parties	94,815	100,000

Total long-term liabilities	94,815	100,000

Total liabilities	332,243	361,050

Stockholders' Equity
Common stock ($.001 par, 100,000,000 shares authorized;
15,221,647 shares issued and outstanding at June 30, 2014 and 2013, respectively)	15,222	15,222
Common stock not yet issued ($.001 par, 8,150 shares at
June 30, 2014 and 2013, respectively)	8	8
Additional paid-in capital	1,899,773	1,899,773
Retained (deficit)	(575,964)	(331,847)
Total stockholders' equity	1,339,039	1,583,156

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$1,671,282	$1,944,206

 The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(9)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013
REVENUES
Gross sales	$1,933,006	$2,157,379
Cost of sales	1,384,630	1,359,162

Gross profit	548,375	798,217

ADMINISTRATIVE EXPENSES
Advertising	17,731	29,607
Bad debt provision	77,192	110
Depreciation	22,679	22,289
Insurance	18,936	22,584
Payroll expenses	440,208	767,770
Professional fees	42,207	60,022
Rent	75,045	80,820
Research and development	7,829	5,073
Telephone	23,281	19,525
Vehicle	26,596	30,683
Other	77,054	174,355

Total administrative expenses	828,758	1,212,838

Operating loss	(280,383)	(414,621)

Other Income (Expense)	(20,589)	9,967

(Loss) before income taxes	(300,972)	(404,654)

Income tax benefit	(56,855)	(77,150)

Net (Loss)	$(244,117)	$(327,504)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares	15,221,647	15,221,647

 The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(10)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Common Shares (000s)	Common Shares ($.001 Par)	Common Shares Not Yet Issued (000s)	Common Shares Not Yet Issued ($.001 Par)	Additional Paid-In Capital	Retained Earnings (deficit)

Balances July 1, 2012	12,232	$12,232	8	$8	1,544,268	$(4,343)

Issuance of common stock
to employees	560	560	—	—	285,040	—

Issuance of common stock
to related company	2,430	2,430	—	—	70,465	—

Net loss for year	—	—	—	—	—	(327,504)

Balances June 30, 2013	15,222	$15,222	8	$8	1,899,773	$(331,847)

Net loss for year	—	—	—	—	—	(244,117)

Balances June 30, 2014	15,222	$15,222	8	$8	1,899,773	$(575,964)

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(11)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013
OPERATING ACTIVITIES
Net loss	$(244,117)	$(327,504)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Depreciation, net of property disposals	72,518	62,258
Issuance of common stock	—	358,495
Loss on preperty disposals	3,191	6,170
Provision for deferred income taxes	(56,855)	(77,150)
(Increase) decrease in operating assets:
Accounts receivable	88,844	(7,134)
Impairment loss on intangible assets		—
Inventory	115,480	31,108
Prepaid expenses		1,411
Other current assets	(14,196)
Refundable income taxes		—
Increase in operating liabilities:
Accounts payable, customer deposits and accrued expenses	(25,904)	110,628
Net cash provided by (used in) operating activities	(61,039)	(158,282)

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(76,776)	(29,567)
Net cash provided by (used in) investing activities	(76,776)	(29,567)

FINANCING ACTIVITIES
Net repayment to related party	—	(12,711)
Net borrowings from vehicle financing		—
Net cash (used in) financing activities	—	(12,711)

Net increase (decrease) in cash	(137,814)	116,004

Cash, beginning of the year	174,650	58,646

Cash, end of the year	$36,836	$174,650

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

(12)

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

(13)

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2014 and 2013, the allowance for doubtful accounts was $7,800 and $5,000, respectively. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2014 and 2013, the bad debt expense was $77,192 and $110, respectively.

Inventory - Inventory, consisting primarily of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and are depreciated over their estimated useful lives using the straight-line method. Recovery periods range from three to thirty-nine years. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet, and the resulting gain or loss is reflected in other income and expense. Maintenance and repairs are charged to operations as incurred

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through June 30, 2014 and 2013.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the year ended June 30, 2014, expenses were $7,829 and for the year ended June 30, 2013, expenses were $5,073.

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

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09"). With ASU 2014-09, the FASB supersedes the revenue recognition requirements of Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 sets forth an entirely new revenue recognition model, codified in FASB ASC 606-10, requiring that contracts be identified, performance obligations be identified, the transaction price be determined and allocated to performance obligations, and revenue be recognized upon satisfaction of performance obligations. ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. In assessing whether a loss or tax credit carryforward is available to settle additional income taxes at the reporting date, entities would not consider future developments such as the subsequent expiration of a deferred tax asset. The assessment would only reflect conditions present at the reporting date. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

(14)

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the years ended June 30, 2014 and 2013, we had sales of $18,721 and $21,455, respectively, to a related company 50% owned by our CEO. As of June 30, 2014 and 2013, the related receivable was $-0-.

Also, from time to time we contract with this related company which provides capital improvements and maintenance work on our buildings and grounds. Billings for such services during the years ended June 30, 2014 and 2013 were $2,585 and 10,080, respectively.

Additionally, Metwood has a note payable to the related company incurred for services provided. The balances at June 30, 2014 and 2013 were $94,815 and $100,000, respectively.

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

NOTE 5 - EQUITY

During the year ended June 30, 2013, we issued 560,000 common shares for the benefit of employees included in our stock-based incentive compensation program. In addition, 2,429,850 shares were issued to a related party as payment for a finder's fee during the year ended June 30, 2013. There were no shares issued in the program for the year ended June 30, 2014

NOTE 6 - SALE OF FIXED ASSETS AND RELATED OPERATING LEASE

During the year ended June 30, 2005, we entered into a sale and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we have been committed to lease back these same properties over a ten-year term expiring December 31, 2014. Rent expense charged to operations related to the commercial lease for the years ended June 30, 2014 and 2013 was $76,000 and $81,600, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2014 are as follows:

Year Ending June 30,
2015 and beyond	$42,000

NOTE 7- INCOME TAXES

The components of income tax benefit consist of:
	2014	2013
Current:
Federal	$(41,910)	$(20,681)
State	(8,564)	(5,598)
	(50,474)	(26,279)
Deferred:
Federal	(6,176)	(44,569)
State	(205)	(6,302)
	(6,381)	(50,871)

Total income tax benefit	$(56,855)	$(77,150)

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company's income taxes is as follows:

Loss before income taxes	$(300,972)	$(404,654)
Income tax benefit computed at the statutory rate	(117,379)	(157,815)
State income tax benefit, net of federal tax effect	(10,699)	(14,517)
Non-deductible expenses	3,375	3,119
Valuation reserve adjustment	56,855	77,150
Effect of graduated income tax rates	10,993	14,913

Total income tax benefit	$(56,855)	$(77,150)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.  We have recorded deferred tax assets at June 30, 2014 and 2013, net of a valuation reserve, of $246,163 and $189,308, respectively.  The components of these amounts are as follows:

	2014	2013

Tax loss carryforward	$189,847	$102,666
Depreciation and miscellaneous	56,316	86,642

Net deferred tax asset	$246,163	$189,308

(15)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2013 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

(16)

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

Involvement in Certain Legal Proceedings

Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business by or against which any bankruptc petition was filed, whether at the time of such filing or two years prior thereto;

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

Based solely on a review of the forms received covering purchase and sale transactions in the Company's common stock during the fiscal year ended June 30, 2014, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements.

(17)

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan, and our Chief Financial Officer, Shawn A. Callahan:

Summary Compensation Table

	Fiscal Year	Annual Salary	Bonuses	Other Compensation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
			(1)	(2)	(3)	(4)	(4)
Robert M. Callahan	2014	$ 59,856	$ 7,900	-0-	$-0-	-0-	-0-
	2013	$ 80,000	$ 7,100	-0-	-0-	-0-	-0-
	2012	$ 71,667	$ 7,800	-0-	-0-	-0-	-0-

Shawn A. Callahan	2014	$ 65,623	$ 8,000	-0-	$-0-	-0-	-0-
	2013	$ 62,102	$ 7,580	-0-	-0-	-0-	-0-
	2012	$ 63,006	$ 8,938

(1) The dollar value of bonuses (cash and non-cash) received.

(2) During the periods covered by the table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(3) During the periods covered by the table, the Company made no restricted stock awards.

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

(18)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood's common stock as of July 31, 2014, based upon 15,221,647 shares outstanding:

Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares	Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA	9,501,632 (1)	62.4%

Common	Ronald Shiflett 638 Patti Road Rocky Mount, VA	1,000,000	6.6%

(1) Includes direct and indirect interests. There are 9,128,600 common shares included in this amount that are owned in the names of family members of Mr.

Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of July 31, 2014:

 Management Ownership

Title of Class	Name and Address of Beneficial Owner	No. of Shares	Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA	9,501,632 (1)	62.4%

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

During the year ended June 30, 2005, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2014 and 2013 was $76,000 and $81,600.

(19)

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by Bongiovanni & Associates, CPAs for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2014 and 2013:

	2014	2013

Audit Fee	$ 20,494	$ 28,384
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$ 20,494	$28,384

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

Audit-related fees : Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit fees." These services include accounting consultations in connection with the Sarbanes- Oxley Act of 2002.

Tax fees : Consist of fees billed for tax compliance, tax advice and tax planning services.

All other fees : Consist of fees billed for all other services other than those reported above.

(20)

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

(21)

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2014

/s/ Robert M. Callahan

Robert M. Callahan

President, CEO and Director

Date: September 29, 2014

/s/ Shawn A. Callahan

Shawn A. Callahan

Secretary/Treasurer/CFO

and Director