Form 10-Q
period 2014-09-30
METWOOD INC
filed 2014-11-13
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Common Stock, $.001 Par Value - 15,221,647 shares as of November 14, 2014

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

(1)

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company” or “our company” refers to Metwood, Inc. and its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending June 30, 2015.

(2)

METWOOD, INC. AND SUBSIDIARY

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

CERTIFICATIONS

Exhibit 31 – Management certification………………………………………………………………….........15

Exhibit 32 – Sarbanes-Oxley Act…………………………………………………………...…………..........15

(3)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND JUNE 30, 2014

	September 30,	June 30,
	2014	2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$37,223	$36,836
Accounts receivable, net	132,780	149,671
Inventory	706,685	815,192
Other current assets	29,277	44,356

Total current assets	905,965	1,046,054

Property and Equipment
Leasehold improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer hardware, software and peripherals	175,207	175,207
Machinery and shop equipment	479,236	467,166
Vehicles	392,024	387,443
Land improvements	67,959	67,959
	1,467,517	1,450,866
Less accumulated depreciation	(1,091,447)	(1,071,802)

Net property and equipment	376,070	379,064

Other Assets
Deferred tax asset, less valuation reserve	249,033	246,163
	249,033	246,163

TOTAL ASSETS	$1,531,068	$1,671,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$141,069	$205,037
Customer deposits	14,266	13,166
Accrued expenses	21,883	19,225

Total current liabilities	177,217	237,428

Long-term Liabilities
Due to related companies and parties	85,169	94,815

Total long-term liabilities	85,169	94,815

Total liabilities	262,387	332,243

Stockholders' Equity
Common stock ($.001 par, 100,000,000 shares authorized; 15,221,647 shares
issued and outstanding at September 30, 2014 and June 30, 2014, respectively)	15,222	15,222
Common stock not yet issued ($.001 par, 8,150 shares at
September 30, 2014 and June 30, 2014, respectively)	8	8
Additional paid-in capital	1,899,773	1,899,773
Retained (deficit)	(646,322)	(575,964)
Total stockholders' equity	1,268,680	1,339,039

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$1,531,068	$1,671,282

The accompanying notes are an integral part of these consolidated financial statements.

(4)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMER 30, 2014 AND 2013
(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013
REVENUES
Gross sales	$385,703	$657,325
Cost of sales	259,874	397,277

Gross profit	125,829	260,048

ADMINISTRATIVE EXPENSES
Payroll expenses	100,787	110,256
Other	96,308	68,334

Total administrative expenses	197,095	178,590

Operating loss	(71,266)	81,458

Other Income (Expense)	(1,963)	216

(Loss) before income taxes	(73,229)	81,674

Income tax benefit	(2,870)	—

Net (Loss)	$(70,359)	$81,674

Basic and diluted loss per common share	**	$0.01

Weighted average number of common shares	15,221,647	15,221,647

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

(5)

METWOOD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMER 30, 2014 AND 2013
(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(70,359)	$81,674
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Depreciation, net of property disposals	19,646	17,117
Issuance of common stock		—
Loss on preperty disposals	—	—
(Increase) decrease in operating assets:
Accounts receivable	7,246	(63,069)
Impairment loss on intangible assets		—
Inventory	108,507	(41,079)
Prepaid expenses		—
Other current assets	12,209	(19,591)
Refundable income taxes	-	—
Increase in operating liabilities:
Accounts payable, customer deposits and accrued expenses	(60,210)	15,330
Net cash provided by (used in) operating activities	17,038	(9,618)

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(16,651)	(13,746)
Net cash provided by (used in) investing activities	(16,651)	(13,746)

FINANCING ACTIVITIES
Net repayment to related party	—	—
Net borrowings from vehicle financing		—
Net cash (used in) financing activities	—	—

Net increase (decrease) in cash	387	(23,364)

Cash, beginning of the year	36,836	174,650

Cash, end of the year	$37,223	$151,286

The accompanying notes are an integral part of these consolidated financial statements

(6)

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended June 30, 2015. The condensed balance sheet at June 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Metwood, Inc.'s annual report on Form 10-K for the year ended June 30, 2014.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At September 30, 2014, the allowance for doubtful accounts was $7,877. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three months ended September 30, 2014 and 2013, the amount of bad debts (recovered) charged off was $-0- and $-0-, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through September 30, 2014.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended September 30, 2014 and 2013 were $1,592 and $4,477, respectively.

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

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09"). With ASU 2014-09, the FASB

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

(7)

NOTE 3 - EARNINGS PER SHARE

Net income and earnings per share for the three months ended September 30, 2014 and 2013 are as follows:

	For the Three Months Ended
	September 30,
	2013		2012
Net income (loss)		$(70,359)	$81,674
Earnings per share - basic and fully diluted	$	**	$0.01
Weighted average number of shares		15,221,647	15,221,647

**Less than $0.01

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
	September 30,
	2014	2013
Cash paid for:
Income taxes	$—	$—
Interest	$1,433	$—

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. For the three months ended September 30, 2014 and 2013, we had sales of $16,645 and $4,763, respectively, to the company referred to above. As of September 30, 2014 and 2013, the related receivable was $-0- and $-0-, respectively.

NOTE 6 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $7,000. The lease expires on December 31, 2014. For the three-month periods ended September 30, 2014 and 2013, we recognized rental expense for these spaces of $21,000 and $20,400, respectively.

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

Dependence on One or a Few Major Customers

For the three months ended September 30, 2014 and 2013, no one customer accounted for 10% or more of our company’s revenues, and there is no customer whose loss would have a material adverse effect on our company.

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

(10)

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

The Company had twelve employees at September 30, 2014, eleven of whom were full time.

Changes in Results of Operations

We had a net loss of $70,359 for the three months ended September 30, 2014, versus net income of $81,674 for the three months ended September 30, 2013. Gross profit decreased 51% comparing fiscal 2014 to 2013, and administrative expenses increased 10% due primarily to increased professional fees. Management has been working diligently to trim expenses and grow sales as the economy improves.

Liquidity and Capital Reserves - Cash flows provided by operating activies for the three months ended September 30, 2014 were $17,038 versus net cash used for operating activities of $9,618 for the nine months ended September 30, 2014. The decrease in cash flows used for operations for the period ended September 30, 2014 compared to the same period in 2013 was primarily attributable to a decrease in inventory and accounts receivable. Cash flows used in investing activities were $16,651 and $13,746 during the three months ended September 30, 2014 and 2013, respectively. This was mainly attributed to the purchase of equipment during both periods.

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

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of September 30, 2014.

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

We have a history of operating losses and may incur future losses – We incurred a loss of $70,359 for the quarter ended September 30, 2014 and $244,117 for the fiscal year ended June 30, 2014 and $327,504 for the year ended June 30, 2013. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

(13)

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

The current financial environment may impact our business and financial condition that we cannot predict The continued instability in the global financial system and related limitation on availability of credit may continue to have an impact on our business and our financial condition, and we may continue to face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets has been restricted as a result of the economic downturn and related financial market conditions and may be restricted in the future when we would like, or need, to raise capital. The difficult financial environment may also limit the number of prospects for potential joint venture, asset monetization or other capital raising transactions that we may pursue in the future or reduce the values we are able to realize in those transactions, making these transactions uneconomic or difficult to consummate.

(14)

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2014.

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

Date: November 13, 2014

/s/ Robert M. Callahan

Robert M. Callahan

Chief Executive Officer

Date: November 13, 2014

/s/ Shawn A. Callahan

Shawn A. Callahan

Chief Financial Officer