Form 10-Q
period 2014-12-31
METWOOD INC
filed 2015-02-17
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Common Stock, $.001 Par Value - 15,221,647 shares as of February 7, 2015

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

(1)

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc. and its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ending June 30, 2015.

(2)

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

CERTIFICATIONS

Exhibit 31 – Management certification…………………………………………………... 26-27

Exhibit 32 – Sarbanes-Oxley Act…………………………………………………………. 28

(3)

METWOOD, INC.

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	December 31,	June 30,
	2014	2014
ASSETS

Current Assets
Cash and cash equivalents	$63,714	$36,836
Accounts receivable, net	160,042	149,671
Inventory
Raw materials	725,417	815,192
Other current assets	19,375	44,356

Total current assets	968,548	1,046,055

Property and Equipment
Leasehold and land improvements	342,828	342,828
Furniture, fixtures and equipment	78,222	78,222
Computer hardware, software and peripherals	175,207	175,207
Machinery and shop equipment	477,166	467,166
Vehicles	392,751	387,443
	1,466,174	1,450,866
Less accumulated depreciation	(1,106,551)	(1,071,802)
Net property and equipment	359,623	379,064

Other Assets
Deferred tax asset, net of valuation reserve	248,147	246,163

Total other assets	248,147	246,163

TOTAL ASSETS	$1,576,318	$1,671,282

See accompanying notes to condensed financial statements.

(4)

METWOOD, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$101,900	$224,262
Customer deposits	87,459	13,166

Total current liabilities	189,359	237,428

Long-term Liabilities
Due to related company	77,901	94,815

Total long-term liabilities	77,901	94,815

Total liabilities	267,260	332,243

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares	15222	15,222
authorized; 15,221,647 shares issued and
outstanding at December 31, 2014
Common stock not yet issued ($.001 par, 8,150 shares)	—	8

Preferred Stock, $.001 par, 40,000,000 shares	—	—
authorized; 0 shares issued and outstanding
at December 31, 2014

Additional paid-in capital	1,899,781	1,899,773
Retained earnings	(605,945)	(575,964)

Total stockholders' equity	1,309,058	1,339,039

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY	$1,576,318	$1,671,282

See accompanying notes to condensed financial statements.

(5)

METWOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
REVENUES

Gross sales	$505,504	$418,219	$891,207	$1,075,984
Cost of sales	(277,014)	(227,780)	(537,601)	(625,496)
Gross profit	228,490	190,439	353,606	450,488

ADMINISTRATIVE EXPENSES
Advertising	7,651	3,545	12,909	5,918
Depreciation	6,894	4,715	13,788	9,827
Insurance	4,490	5,165	14,998	11,107
Payroll expenses	94,464	116,907	195,101	227,163
Professional fees	11,220	17,465	34,424	20,272
Rent	19,310	18,775	38,620	37,025
Vehicle	5,394	6,872	11,712	13,439
Other	28,317	28,775	52,421	56,046
Total administrative expenses	177,740	202,219	373,973	380,797

Operating income (loss)	50,750	(11,780)	(20,367)	69,691

Other income (expense)	(9,636)	(6,578)	(11,599)	(6,363)

Income (loss) before income taxes	41,114	(18,358)	(31,966)	63,328

Income tax expense (benefit)	886	10,906	(1,984)	10,906

Net income (loss) from operations	$40,228	$(29,264)	$(29,982)	$52,422

Basic and diluted deficit per share	$ **	$ **	$ **	$ **

Weighted average number of shares	15,221,647	15,221,647	15,221,647	15,221,647

**Less than $0.01

See accompanying notes to condensed financial statements.

(6)

METWOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2014	2013
OPERATIONS
Net income (loss)	$(29,982)	$52,422
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation	34,749	34,483
Provision for deferred income taxes	(1,984)	10,906
(Increase) decrease in operating assets:
Accounts receivable	6,703	47,259
Inventory	89,775	(69,026)
Other operating assets	7,906	(14,291)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(48,068)	(137,421)
Net cash provided by (used for) operating activities	59,099	(75,668)

INVESTING
Capital asset expenditures	(15,307)	(20,176)
Net cash used for investing activities	(15,307)	(20,176)

FINANCING
Decrease in borrowings from related party	(16,914)	(2,674)
Net cash used for financing activities	(16,914)	(2,674)

Net increase (decrease) in cash	26,878	(98,518)

Cash, beginning of the year	36,836	174,650

Cash, end of the period	$63,714	$76,132

See accompanying notes to condensed financial statements

(7)

METWOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

(8)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ended June 30, 2015. The condensed balance sheet at June 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2014, the allowance for doubtful accounts was $7,877. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three and six months ended December 31, 2014 and December 31, 2013, the amount of bad debts charged off was $-0-.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2014.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three and six months ended December 31, 2014 were $3,500 and $5,092, respectively. Research and development costs for the three and six months ended December 31, 2013 were $1,940 and $6,417, respectively.

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

Recent Accounting Pronouncements - In January 2015, the Financial Accounting Standards Board (“FASB”) issued Update No. 2015-01—Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. We do not expect this ASU to have a material impact on our financial statements.

In December 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-18—Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination (a consensus of the Private Company Council). This standard requires that existing customer-related intangible assets and noncompetition agreements shall continue to be measured in accordance with Topic 350 and should not be subsumed into goodwill upon adoption of this guidance. This standard is effective for the first transaction within the scope of the accounting alternative that occurs in fiscal years beginning after December 15, 2015 and for interim and annual periods thereafter. If the first transaction occurs in a fiscal year beginning after December 15, 2016, then this is effective for the interim period that includes the date of the transaction and for interim and annual periods thereafter. We do not expect this ASU to have a material impact on our financial statements.

(9)

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and six months ended December 31, 2014 and 2013 are as follows:

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2014		2013		2014		2013
Net income (loss)		$40,228		$(29,264)		$(29,982)		$52,422
Earnings per share - basic and fully diluted	$	**	$	**	$	**	$	**
Weighted average number of shares		15,221,647		15,221,647		15,221,647		15,221,647

**Less than $0.01

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and six months ended December 31, 2014 and 2013 are summarized as follows :

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cash paid for:
Income taxes	$—	$—	$—	$—
Interest	$1,283	$6,312	$2,716	$6,312

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. Fees paid to the related company for the three and six months ended December 31, 2014 and 2013 were $-0- and $2.235, respectively. For the three and six months ended December 31, 2014, we had sales of $7,269 and $16,645, respectively, to the company referred to above. For the three and six months ended December 31, 2013, we had sales of $496 and $5,259, respectively to the company. As of December 31, 2014 and 2013, the related receivable was $-0- and $-0-, respectively. See also Note 6.

NOTE 6 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $7,000. The lease expired on December 31, 2014, and discussions are currently ongoing as this lease is renegotiated. For the three-month periods ended December 31, 2014 and 2013, we recognized rent expense for these spaces of $21,000 and $20,400. For each of the six-month periods ended December 31, 2014 and 2013, we recognized rent expense of $35,000 and $40,800.

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

Number of Total Employees and Number of Full-Time Employees

The Company had fourteen employees at December 31, 2014, thirteen of whom were full time.

(13)

Changes in Results of Operations

We had net income of $40,228 for the three months ended December 31, 2014 compared to a net loss of $29,264 for the three months ended December 31, 2013 and a net loss of $29,982 for the six months ended December 31, 2014 versus net income of $52,422 for the six months ended December 31, 2013. Gross profit increased 20% for the three months ended December 31, 2014 to 2013, but decreased 21% comparing the six-month period in 2014 to 2013. Savings in payroll and other administrative expenses accounted for the profitable three months ended December 31, 2014 compared to the same period in 2013 and also helped to lower administrative costs comparing the periods ending December 31, 2014 to 2013.

Liquidity and Capital Reserves – at December 31, 2014 we had cash of $63,714 compared to $36,836 at June 30, 2014.

Cash flows provided by operating activies for the six months ended December 31, 2014 were $59,099 versus net cash used for operating activities of $75,668 for the six months ended December 31, 2013. The increase in cash flows from operations for the period ended December 31, 2014 was primarily attributable to decreases in inventory and increases in accounts payable and accrued expenses.

Cash flows used for investing activities were $15,307 for the six months ended December 31, 2014 compared to $20,176 for the same period in 2013 and were for the purchase of capital assets.

Cash flows used for financing activities for the six months ended December 31, 2014 were $16,914 compared to $2,674 for the six months ended December 31, 2013 and were for repayments of borrowings from a related party.

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

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and the deficiencies noted in our management’s report on internal controls and procedures over financial reporting, our principal executive officer and our principal financial officer concluded that, given the size of our Company and its finance department, that our disclosure controls and procedures were not effective as of December 31, 2014.

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

We have a history of operating losses and may incur future losses – We lost $29,982 for the six months ended December 31, 2014, and although we earned $52,422 for the six months ended December 31, 2013, we incurred net losses of $244,117 for the fiscal year ended June 30, 2014 and $327,504 for the year ended June 30, 2013. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

(18)

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2014.

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

Date: February 7, 2015
/s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: February 7, 2015	/s/ Shawn A. Callahan
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