Form 10-Q
period 2015-03-31
METWOOD INC
filed 2015-05-13
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (no shares of preferred stock were issue and outstanding).

Common Stock, $.001 Par Value - 15,221,647 shares as of May 13, 2015

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc. and its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending June 30, 2015.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014

METWOOD, INC.

BALANCE SHEETS

	(UNAUDITED)
	March 31,	June 30,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$73,826	$36,836
Accounts receivable, net	164,633	149,671
Inventory
Raw materials	576,589	721,158
Work in process	174,153	94,034
Total inventory	750,742	815,192
Other current assets	33,587	44,356

Total current assets	1,022,788	1,046,054

Property and Equipment
Leasehold and land improvements	342,828	342,828
Furniture, fixtures and equipment	78,222	78,222
Computer hardware, software and peripherals	177,151	175,207
Machinery and shop equipment	477,166	467,166
Vehicles	392,751	387,443
	1,468,118	1,450,866
Less accumulated depreciation	(1,126,154)	(1,071,802)
Net property and equipment	341,964	379,064

Other Assets
Deferred tax asset, net of valuation reserve	246,163	246,163

Total other assets	246,163	246,163

TOTAL ASSETS	$1,610,915	$1,671,281

See accompanying notes to condensed financial statements.

METWOOD, INC.

BALANCE SHEETS

	(UNAUDITED)
	March 31,	June 30,
	2015	2014
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$162,707	$224,262
Customer deposits	24,301	13,166

Total current liabilities	187,008	237,428

Long-term Liabilities
Due to related company	73,701	94,815

Total long-term liabilities	73,701	94,815

Total liabilities	260,709	332,243

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized; 15,221,647 shares issued and outstanding at March 31, 2015 and June 30, 2014	15222	15,222
Common stock not yet issued ($.001 par, 8,150 shares)	-	8

Preferred Stock, $.001 par, 40,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-

Additional paid-in capital	1,899,781	1,899,773
Retained earnings	(564,797)	(575,964)

Total stockholders' equity	1,350,206	1,339,039

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,610,915	$1,671,282

See accompanying notes to condensed financial statements.

METWOOD, INC.

STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended			Nine Months Ended
	March 31,			December 31,
	2015		2014	2015		2014
REVENUES

Gross sales		$441,265	$355,267		$1,332,472		$1,431,251
Cost of sales		(184,931)	(273,415)		(722,532)		(901,658)
Gross profit		256,334	81,852		609,940		529,593

ADMINISTRATIVE EXPENSES
Advertising		2,678	9,592		15,587		15,510
Depreciation		6,894	5,958		20,681		15,786
Insurance		8,458	5,466		23,456		16,573
Payroll expenses		91,835	122,331		286,936		346,748
Professional fees		7,299	7,099		41,723		29,372
Rent		14,810	18,710		53,430		55,735
Vehicle		3,595	4,259		15,308		17,697
Other		74,708	43,742		127,129		99,787
Total administrative expenses		210,277	217,157		584,250		597,208

Operating income (loss)		46,057	(135,305)		25,690		(67,615)

Other expense		(1,756)	144		(10,639)		95

Intereset Expense		(1,169)	(1,438)		(3,884)		(7,751)

Income (loss) before income taxes		43,132	(136,599)		11,167		(75,271)

Income tax expense (benefit)		1,984	(13,496)		-		(2,590)

Net income (loss) from operations		$41,148	$(123,103)		$11,167		$(72,681)

Basic and diluted deficit per share	$	**	$(0.01)	$	**	$	**

Weighted average number of shares		15,221,647	15,221,647		15,221,647		15,221,647

**Less than $0.01

See accompanying notes to condensed financial statements.

METWOOD, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31,
	2015	2014
OPERATIONS
Net income (loss)	$11,166	$(72,681)
Adjustments to reconcile net income (loss)to net cash provided by (used in) from operating activities:
Depreciation	54,352	53,043
Reversal of deferred income taxes	-	(2,590)
(Increase) decrease in operating assets:
Accounts receivable	(15,566)	51,891
Prepaid expenses	9,068	-
Inventory	64,450	(67,891)
Other operating assets	2,305	30,160
Decrease in operating liabilities:
Accounts payable and accrued expenses	(50,419)	(30,247)
Net cash provided by (used in) operating activities	75,356	(38,315)

INVESTING
Capital asset expenditures	(17,252)	(60,518)
Net cash used in investing activities	(17,252)	(60,518)

FINANCING
Decrease in borrowings from related party	(21,114)	(3,767)
Net cash used in financing activities	(21,114)	(3,767)

Net increase (decrease) in cash	36,990	(102,600)

Cash, beginning of the year	36,836	174,650

Cash, end of the period	$73,826	$72,050

See accompanying notes to condensed financial statements

METWOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended June 30, 2015. The condensed balance sheet at June 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2015, the allowance for doubtful accounts was $7,633. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three and nine months ended March 31, 2015 and 2014, the net amount of bad debts charged off was $244 and $-0-, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through March 31, 2015.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three and nine months ended March 31, 2015 were $-0- and $5,092, respectively. Research and development costs for the three and nine months ended March 31, 2014 were $800 and $4,930, respectively.

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

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Update 2015-03—Interest-Imputation of Interest (Subtopic 835-30):Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect this ASU to have a material impact on our financial statements.

In January 2015, FASB issued Update No. 2015-01—Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. We do not expect this ASU to have a material impact on our financial statements.

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

NOTE 3 - EARNINGS PER SHARE

Net income (loss) and earnings per share for the three and nine months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015		2014
Net income (loss)	$41,148	$(123,103)		$11,166		$(72,681)
Earnings per share - basic and fully diluted	$ **	$(0.01)	$	**	$	**
Weighted average number of shares	15,221,647	15,221,647		15,221,647		15,221,647

**Less than $0.01

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2015 and 2014 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Cash paid for:
Income taxes	$-	$-	$-	$-
Interest (Related Party)	$1,169	$1,438	$3,884	$7,751

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. Fees paid to the related company for the three and nine months ended March 31, 2015 were $-0- and $-0-, respectively. Fees paid for the three and nine months ended March 31, 2014 were $-0- and $2,585, respectively. For the three and nine months ended March 31, 2015, we had sales of $4,200 and $28,114, respectively, to the company referred to above. For the three and nine months ended March 31, 2014, we had sales of $12,068 and $17,303, respectively to the company. As of March 31, 2015 and 2014, the related receivable was $-0- and $-0-, respectively. See also Note 6.

NOTE 6 - OPERATING LEASE COMMITMENTS

On January 3, 2005, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $5,500. The lease expired on December 31, 2014, and discussions are currently ongoing as this lease is renegotiated. For the three-month periods ended March 31, 2015 and 2014, we recognized rent expense for these spaces of $14,810 and $18,710. For the nine-month periods ended March 31, 2015 and 2014, we recognized rent expense of $53,430 and $55,735, respectively.

NOTE 7 – CONCENTRATIONS OF CUSTOMER RISK

For the three and nine months ended March 31, 2015, two customers individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

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

Dependence on One or a Few Major Customers

For the three and nine months ended March 31, 2015, two customers individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

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

Number of Total Employees and Number of Full-Time Employees

The Company had fourteen employees at March 31, 2015, thirteen of whom were full time.

Changes in Results of Operations

We had net income of $41,148 for the three months ended March 31, 2015 compared to a net loss of $123,103 for the three months ended March 31, 2014 and net income of $11,166 for the nine months ended March 31, 2015 versus a net loss of $72,681 for the nine months ended March 31, 2014. Gross profit increased $164,251 for the three months ended March 31, 2015 compared to 2014, and $80,847 comparing the nine-month period in 2015 to 2014. Materials costs decreased significantly due to greater production efficiencies and supplier agreements that lowered materials prices. Savings in payroll and other administrative expenses accounted for the profitable three and nine months ended March 31, 2015 compared to the same periods in 2014 and also helped to lower administrative costs comparing the periods ending March 31, 2015 to 2014.

Liquidity and Capital Reserves – at March 31, 2015 we had cash of $73,826 compared to $36,836 at June 30, 2014.

Cash flows provided by operating activies for the nine months ended March 31, 2015 were $75,356 versus net cash used for operating activities of $38,315 for the nine months ended March 31, 2014. The increase in cash flows from operations for the period ended March 31, 2015 was primarily attributable to decreases in inventory and increases in accounts payable and accrued expenses.

Cash flows used for investing activities were $17,252 for the nine months ended March 31, 2015 compared to $60,518 for the same period in 2014 and were for the purchase of capital assets.

Cash flows used for financing activities for the nine months ended March 31, 2015 were $21,114 compared to $3,767 for the nine months ended March 31, 2014 and were for repayments of borrowings from a related party.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2015. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

We have a history of operating losses and may incur future losses – Although we had net income of $11,166 for the nine months ended March 31, 2015, we had net losses of $72,681 for the nine months ended March 31, 2014, net losses of $244,117 for the fiscal year ended June 30, 2014, and net losses of $327,504 for the year ended June 30, 2013. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2015.

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

Date: May 13, 2015	/s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: May 13, 2015	/s/ Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

