Form 10-K
period 2015-06-30
METWOOD INC
filed 2015-10-19
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Yes  ☐  No  ☒

As of December 31, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the 15,221,647 common shares outstanding (computed by reference to the price at which the stock was last sold ($.11) reported on the OTCQB Market) held by non-affiliates was $1,674,381.

As of October 19, 2015, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 17,666,647 shares.

METWOOD, INC. AND SUBSIDIARY

FORM 10-K

ii

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

Dependence on One or a Few Major Customers

For the fiscal year ending June 30, 2015, one customer accounted for 10% or more of total sales. For the fiscal year ending June 30, 2014, no one customer accounted for 10% or more of total sales.

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

Time Spent During the Last Two Fiscal Years on Research and Development Activities

Approximately fifteen percent of our time and resources have been spent during the last two fiscal years researching and developing our metal/wood products, new product lines, and new patents. We have performed several tests with NTA, Inc. to achieve a code compliance report on our TUFFBEAM and TUFFJOIST product lines.

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

We had thirteen employees at June 30, 2015, twelve of whom were full time.

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

We have a history of operating losses and may incur future losses – Although we had net income of $15,449 for the fiscal year ended June 30, 2015, we had net losses of $244,117 for the fiscal year ended June 30, 2014. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the recent close of our common stock at July 24, 2015 of $.65 per share (with a 52-week high of $.67), the market value of shares held by non-affiliates would be $9,894,071.

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

	High	Low
Year Ended June 30, 2015
First Quarter	$0.50	$0.50
Second Quarter	$0.50	$0.06
Third Quarter	$0.12	$0.11
Fourth Quarter	$0.67	$0.08

Year Ended June 30, 2014
First Quarter	$0.85	$0.25
Second Quarter	$0.50	$0.36
Third Quarter	$0.50	$0.50
Fourth Quarter	$0.50	$0.50

Holders

The approximate number of holders of record of our common stock as of July 24, 2015 was 1,103. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

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

Results of Operations

Below are selected financial data for the years ended June 30, 2015 and 2014:

	2015	2014
Revenues	$1,722,261	$1,933,006
Net income (loss)	$(718)	$(244,117)
Net income (loss) per common share	$-	$(0.02)
Weighted average common shares outstanding	15,222,467	15,221,647

At June 30, 2015 and 2014:

Total assets	$1,584,610	$1,671,282
Working capital	$819,366	$808,626
Stockholders' equity	$1,356,322	$1,339,039

No dividends have been declared or paid during the periods presented.

Revenues and Cost of Sales - Consolidated gross sales decreased $210,745, or 11%, for the year ended June 30, 2015 ("fiscal 2015") compared to the year ended June 30, 2014 ("fiscal 2014"). Gross profit increased $244,449 (45%) from fiscal 2014 to fiscal 2015.

The Company's sales decrease for fiscal 2015 versus 2014 reflects a continuing downturn in the overall economy and in the building industry in particular, although the commercial market has overcome some of the residential downturn. The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gage steel truss system, begun in March 2008.

Cost of sales decreased $455,194 overall (33%) in fiscal 2015 compared to fiscal 2014 due primarily to decreased materials costs and payroll expenses.

Administrative expenses - These costs decreased $46,234 from fiscal 2015 to fiscal 2014. The decrease resulted from the fact that no bad debt provision was necessary in fiscal 2015 (in fact, we had a small recovery), and we incurred much lower payroll costs. We are invested in decreasing expenditures where possible in order to maximize our net earnings.

Other Expense - Other expenses in fiscal 2015 were $10,088, 51% lower than fiscal 2014. The decrease resulted primarily from lower interest expense.

Income Taxes - In fiscal 2015 we recorded an income tax expense of $931 compared to a tax benefit of $56,855 in fiscal 2014. An income tax benefit was recognized in fiscal year 2014 because, in addition to the book loss experienced, temporary ("timing") differences between book and tax income gave rise to a higher tax loss, which will be carried forward and offset future taxable income. A deferred tax asset has been recorded to reflect the potential future benefit of such a carryforward. Since the realization of such an asset is uncertain, we have also recorded a valuation allowance to reduce this asset to its net realizable value.

Liquidity and Capital Reserves - Cash flows provided by operating activies in fiscal 2015 were $102,700 versus net cash used for operating activities of $61,038 in fiscal 2014. The increase in cash flows from operations for fiscal 2015 was primarily attributable to a decrease in the provision for deferred income taxes. We used $27,440 for capital improvements and purchases of fixed assets in fiscal 2015 compared to $76,776 in fiscal 2014. Property disposals increased cash provided by investing activites by $4,250 in fiscal 2015. Financing activities in fiscal 2015 used $29,031 in repayments to a related party.

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

Item 8. Financial Statements and Supplementary Data

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel: 704-897-8336

Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Metwood, Inc.

We have audited the accompanying consolidated balance sheets of Metwood, Inc and subsidiary (“the Company”) as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and consolidated cash flows for the years ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2015 and 2014, and the results of its operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ L&L CPAS, PA

F.K.A. Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, North Carolina

The United States of America

October 19, 2015

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND 2014

	June 30,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$87,315	$36,836
Accounts receivable, net	129,712	149,671
Inventory	728,500	815,192
Other current assets	36,343	44,356

Total current assets	981,870	1,046,055

Property and Equipment
Leasehold improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer hardware, software and peripherals	180,923	175,207
Machinery and shop equipment	477,166	467,166
Vehicles	412,917	387,443
Land improvements	67,959	67,959
	1,492,056	1,450,866
Less accumulated depreciation	(1,134,549)	(1,071,802)

Net property and equipment	357,507	379,064

Other Assets
Deferred tax asset, less valuation reserve	245,233	246,163
	245,233	246,163

TOTAL ASSETS	$1,584,610	$1,671,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$121,307	$205,037
Customer deposits	19,857	13,166
Accrued interest payable	14,960	9,000
Accrued payroll expenses	6,380	10,225

Total current liabilities	162,504	237,428

Long-term Liabilities
Due to related company	65,784	94,815

Total long-term liabilities	65,784	94,815

Total liabilities	228,288	332,243

Stockholders' Equity
Common stock ($.001 par, 100,000,000 shares authorized; 15,266,647 shares issued and outstanding)	15,222	15,222
Common stock not yet issued ($.001 par, 53,150 and 8,150 shares at June 30, 2015 and 2014, respectively)	53	8
Additional paid-in capital	1,917,729	1,899,773
Accumulated deficit	(576,682)	(575,964)

Total stockholders' equity	1,356,322	1,339,039

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,584,610	$1,671,282

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2015 and 2014

	2015		2014
REVENUES
Gross sales		$1,722,261	$1,933,006
Cost of sales		929,437	1,384,631

Gross profit		792,824	548,375

ADMINISTRATIVE EXPENSES
Advertising		25,682	17,731
Bad debt recovery		(1,094)	77,192
Depreciation		35,494	22,679
Insurance		34,362	18,936
Payroll expenses		385,658	440,208
Professional fees		48,901	42,207
Rent		75,000	75,045
Research and development		7,491	7,829
Telephone		25,648	23,281
Vehicle		20,001	26,596
Other		125,380	77,054

Total administrative expenses		782,523	828,758

Operating income (loss)		10,301	(280,383)

Other expense		(10,088)	(20,589)

Loss before income taxes		213	(300,972)

Income tax expense (benefit)		931	(56,855)

Net income (loss)		$(718)	$(244,117)

Basic and diluted deficit per share	$	**	$(0.02)

Weighted average number of shares		15,221,647	15,221,647

** Less than 0.01

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

			Common	Common
	Common	Common	Shares Not	Shares Not	Additional
	Shares	Shares	Yet Issued	Yet Issued	Paid-in	Retained
	(000s)	($.001 Par)	(000s)	($.001 Par)	Capital	Earnings

Balances July 1, 2013	15,222	$15,222	8	$8	$1,899,773	$(331,847)

Net loss for year	-	-	-	-	-	(244,117)

Balances June 30, 2014	15,222	$15,222	8	$8	1,899,773	$(575,964)

Common stock issued and adjustment of common shares not issued	-	-	45	$45	17,956	18,000

Net loss for year	-	-	-	-	-	$(718)

Balances June 30, 2015	15,267	$15,267	53	53	$1,917,729	$(558,682)

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(718)	$(244,117)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, net of property disposals	62,747	72,518
Loss on property disposals	-	3,191
Provision for deferred income taxes	930	(56,855)
(Increase) decrease in operating assets:
Accounts receivable	19,964	88,844
Inventory	86,692	115,480
Other current assets	8,008	(14,196)
Increase in operating liabilities:
Accounts payable, customer deposits and accrued expenses	(74,923)	(25,903)
Net cash provided by (used for) operating activities	102,700	(61,038)

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(27,440)	(76,776)
Asset disposals	4,250	-
Net cash used in investing activities	(23,190)	(76,776)

FINANCING ACTIVITIES
Net repayment to related party	(29,031)	-
Net cash used for financing activities	(29,031)	-

Net increase (decrease) in cash	50,479	(137,814)

Cash, beginning of the year	36,836	174,650

Cash, end of the year	$87,315	$36,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$-	$-
Income Taxes Paid	$-	$-

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Common stock issued for fixed asset	$18,000	$-

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2015 and 2014, the allowance for doubtful accounts was $6,539 and $7,877, respectively. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the year ended June 30, 2015, bad debts recovered and credited to the allowance were $1,094. For the year ended June 30, 2014, bad debts charged to the allowance were $77,191.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through June 30, 2015 and 2014.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the year ended June 30, 2015, expenses were $7,492 and for the year ended June 30, 2014, expenses were $7,829.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the years ended June 30, 2015 and 2014, we had sales of $29,489 and $18,721, respectively, to a related company 50% owned by our CEO, Robert Callahan. As of June 30, 2015 and 2014, the related receivable was $-0-.

We also contract with the same company for consulting services. For the fiscal years ended June 30, 2015 and 2014, we paid the company $48,000 and $-0-, respectively.

Also, from time to time, we contract with a construction company 50% owned by the our CEO which provides capital improvements and maintenance work on our buildings and grounds. Billings for such services during the years ended June 30, 2015 and 2014 were $10,080 and $2,585, respectively.

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

NOTE 5 - SALE OF FIXED ASSETS AND RELATED OPERATING LEASE

During the year ended June 30, 2005, we entered into a sale and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we were committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. We currently rent the properties on a month-to-month basis. Rent expense charged to operations for the years ended June 30, 2015 and 2014 was $75,000 and $76,000, respectively.

NOTE 6 - EQUITY

During the year ended June 30, 2015, the Company reached an agreement to issue 45,000 shares of common stock in exchange of a vehicle with a fair market value of $18,000. As of June 30, 2015, the 45,000 shares of common stock is not yet issued. There were no shares issued in the program for the year ended June 30, 2014

NOTE 7 – CONCENTRATIONS OF CUSTOMER RISK

For the June 30, 2015 year ended, two customers individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

NOTE 8 - INCOME TAXES

The components of income tax expense (benefit) consist of:

	2015	2014
Current:
Federal	$-	$(41,910)
State	-	(6,176)
	-	(48,086)
Deferred:
Federal	665	(8,564)
State	266	(205)
	931	(8,769)

Total income tax benefit	$931	$(56,855)

The reconciliation of the provision for income taxes at the U. S. federal statutory income tax rate of 39% to the Company's income taxes is as follows:

Income (loss) before income taxes	$213	$(300,972)
Income tax expense (benefit) computed at the statutory rate	83	(117,379)
State income tax expense (benefit), net of federal tax effect	841	(10,699)
Non-deductible expenses	3,372	3,375
Valuation reserve adjustment	(931)	56,857
Effect of graduated income tax rates	(2,434)	10,991

Total income tax expense (benefit)	$931	$(56,855)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. We have recorded deferred tax assets at June 30, 2015 and 2014, net of a valuation reserve, of $243,750 and $246,163, respectively. The components of these amounts are as follows:

	2015	2014

Tax loss carryforward	$189,847	$189,847
Depreciation and miscellaneous	55,386	56,316

Net deferred tax asset	$245,233	$246,163

Note 9 Subsequent Event

During July, 2015, the Company issued the 45,000 shares of common stock, which is not yet issued as of June 30, 2015.

During July 2015, the Company issued 2,400,000 shares of common stock in exchanges for commercial lease.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Management's Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2015. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2015 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his respective positions:

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

Based solely on a review of the forms received covering purchase and sale transactions in the Company's common stock during the fiscal year ended June 30, 2015, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan, and our Chief Financial Officer, Shawn A. Callahan:

Summary Compensation Table
				Other	Restricted		Restricted
	Fiscal	Annual		Compen-	Stock	LTIP	Stock
	Year	Salary	Bonuses	sation	Awards	Options	Bonuses
			(1)	(2)	(3)	(4)	(4)
Robert	2015	$20,128	$1,800	-0-	$-	-0-	-0-
M.	2014	$59,856	$7,900	-0-	-0-	-0-	-0-
Callahan	2013	$80,000	$7,100	-0-	-0-	-0-	-0-
Shawn	2015	$70,985	$4,322	-0-	$-	-0-	-0-
A.	2014	$65,623	$8,000	-0-	-0-	-0-	-0-
Callahan	2013	$62,102	$7,580	-0-	-0-	-0-	-0-

(1)	The dollar value of bonuses (cash and non-cash) received.

(2)	During the periods covered by the table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(3)	During the periods covered by the table, the Company made restricted stock awards as shown.

(4)	The Company currently has no stock option or restricted stock bonus plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood's common stock as of July 24, 2015, based upon 15,221,647 shares outstanding:

Greater Than 5% Owners
Title of	Name and Address	No. of		Percent
Class	of Beneficial Owner	Shares		of Class
Common	Robert Callahan
	819 Naff Road	9,501,632	(1)	62.4%
	Boones Mill, VA 24065
Common	Ronald Shiflett
	638 Patti Road	1,000,000		6.6%
	Rocky Mount, VA 24151

(1)	Includes direct and indirect interests. There are 9,128,600 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of July 24, 2015:

Management Ownership
Title of	Name and Address	No. of		Percent
Class	of Beneficial Owner	Shares		of Class
Common	Robert Callahan
	819 Naff Road	9,501,632	(1)	62.4%
Boones Mill, VA 24065

(1)	Includes direct and indirect interests. There are 9,128,600 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

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

During the year ended June 30, 2005, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2015 and 2014 was $75,000 and $76,000, respectively.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by L&L CPAS, PA (F.K.A. Bongiovanni & Associates, PA) for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2015 and 2014:

	2015	2014
Audit fees	$29,854	$20,494
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$29,854	$20,494

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

Date: October 19, 2015	/s/ Robert M. Callahan
Robert M. Callahan
President, CEO and Director

Date: October 19, 2015	/s/ Shawn A. Callahan
Shawn A. Callahan
Secretary/Treasurer/CFO and Director

