Form 10-Q
period 2015-09-30
METWOOD INC
filed 2015-11-16
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common Stock, $.001 Par Value – 17,666,647 shares as of November 13, 2015

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc. and its subsidiaries.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending June 30, 2016.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND JUNE 30, 2015

	September 30,	June 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$94,827	$87,315
Accounts receivable, net	138,084	129,712
Inventory	783,116	728,500
Other current assets	142,630	36,343

Total current assets	1,158,657	981,870

Property and Equipment
Leasehold improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer hardware, software and peripherals	183,361	180,923
Machinery and shop equipment	477,166	477,166
Vehicles	421,793	412,917
Land improvements	67,959	67,959
	1,503,370	1,492,056
Less accumulated depreciation	(1,151,005)	(1,134,549)

Net property and equipment	352,365	357,507

Other Assets
Deferred tax asset, less valuation reserve	249,061	245,233
	249,061	245,233

TOTAL ASSETS	$1,760,083	$1,584,610

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

METWOOD, INC.

BALANCE SHEETS

	(UNAUDITED)
	September 30,	June 30,
	2015	2015
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$236,059	$142,647
Customer deposits	16,025	19,857

Total current liabilities	252,084	162,504

Long-term Liabilities
Due to related company	48,992	65,784

Total long-term liabilities	48,992	65,784

Total liabilities	301,076	228,288

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized; 17,666,647 shares issued and outstanding at September 30, 2015 and June 30, 2015	17,667	15,222
Common stock not yet issued ($.001 par, 8,150 shares)	8	53
Additional paid-in capital	2,035,328	1,917,729
Retained earnings	(593,996)	(576,682)

Total stockholders' equity	1,459,007	1,356,322

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,760,083	$1,584,610

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

METWOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	Three Months Ended
	September 30,
	2015		2014
REVENUES

Gross sales		$499,469		$385,703
Cost of sales		290,455		259,874
Gross profit		209,014		125,829

ADMINISTRATIVE EXPENSES
Payroll expenses		115,327		100,787
Other		115,137		96,308
Total administrative expenses		230,464		197,095

Operating loss		(21,450)		(71,266)

Other income (expense)		1,323		(530)

Interest expense		(1,015)		(1,433)

Loss before income taxes		(21,142)		(73,229)

Income tax benefit		(3,828)		(2,870)

Net loss from operations		$(17,314)		$(70,359)

Basic and diluted deficit per share	$	**	$	**

Weighted average number of shares		16,393,440		15,221,647

**Less than $0.01

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

METWOOD, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2015	2014
OPERATIONS
Net loss	$(17,314)	$(70,359)
Adjustments to reconcile net loss to net cash provided by (used in) from operating activities:
Depreciation	16,456	19,646
Issuance of common stock	120,000	-
(Increase) decrease in operating assets:
Accounts receivable	(8,732)	7,246
Prepaid expenses	(114,771)	-
Inventory	(54,616)	108,507
Other operating assets	5,016	12,209
Decrease in operating liabilities:
Accounts payable and accrued expenses	89,579	(60,211)
Net cash provided by operating activities	35,618	17,038

INVESTING
Capital asset expenditures	(11,314)	(16,651)
Net cash used in investing activities	(11,314)	(16,651)

FINANCING
Decrease in borrowings from related party	(16,792)	-
Net cash used in financing activities	(16,792)	-

Net increase in cash	7,512	387

Cash, beginning of the year	87,315	36,836

Cash, end of the period	$94,827	$37,223

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

METWOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended June 30, 2016. The condensed balance sheet at June 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Metwood, Inc.'s annual report on Form 10-K for the year ended June 30, 2015.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At September 30, 2015, the allowance for doubtful accounts was $7,267. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three months ended September 30, 2015 and 2014, the net amount of bad debts charged off was $728 and $-0-, respectively.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through September 30, 2015.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended September 30, 2015 and 2014 were $1,500 and $1,592, respectively.

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

NOTE 3 - EARNINGS PER SHARE

Net loss and earnings per share for the three months ended September 30 2015 and 2014 are as follows:

	For the Three Months Ended
	September 30,
	2015		2014
Net loss		$(17,314)		$(70,359)
Earnings per share - basic and fully diluted	$	**	$	**
Weighted average number of shares		16,393,440		15,221,647

**Less than $0.01

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2015 and 2014 are summarized as follows:

	For the Three Months Ended
	September 30,
	2015	2014
Cash paid for:
Income taxes	$-	$-
Interest (Related Party)	$1,015	$1,433

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. For the three months ended September 30, 2015 and 2014, we had sales of $16,792 and $16,645, respectively, to the company referred to above. As of September 30, 2015 and 2014, the related receivable was $-0- and $-0-, respectively. See also Note 6.

NOTE 6 - OPERATING LEASE COMMITMENTS

On July 1, 2015, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $7,500. The Company issued 2,400,000 of its shares as consideration for $120,000 in future rent payments. This amount is recorded on our books as a prepaid expense, and $2,000 per month is transferred to rent expense. The balance of the monthly rent, $5,500, is paid in cash. For the three-month periods ended September 30, 2015 and 2014, we recognized rent expense for these spaces of $22,500 and $21,000.

NOTE 7 – CONCENTRATIONS OF CUSTOMER RISK

For the three months ended September 30, 2015, three customers individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

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

On June 14th, 2015 the company’s facility was struck by lightning resulting in a server loss. The server loss has been sent as a claim to our insurance company. The company has since replaced the server with a check received from the insurance company’s claims adjuster. The company received another insurance check on October 26, 2015 to cover the Business Income and extra expenses in the amount of $28,329.00. The company has also submitted to the insurance company additional losses. The insurance company is evaluating these claims and will make a decision on the validity of the losses.

On a positive note, as a result of this incident, the company has been able to improve order processing and utilize the company’s accounting software for more functionality and improvement on daily operations.

The company has also continued to perform research and development on our products. Due to the projected cost of upcoming research and development, the company will be performing some fund raising activities over the next few months to raise the necessary funds. The fund raising activities could include, but are not limited to, private placement offering, secondary offering, and credit line at a financial institution.

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

Dependence on One or a Few Major Customers

For the three months ended September 30, 2015, three customers individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

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

Number of Total Employees and Number of Full-Time Employees

The Company had fifteen employees at September 30, 2015, thirteen of whom were full time.

Changes in Results of Operations

We had a net loss of $17,314 for the three months ended September 30, 2015 compared to a net loss of $70,359 for the three months ended September 30, 2014. Gross profit increased $66% for the three months ended September 30, 2015 compared to 2014. Materials costs increased significantly comparing those two periods, and administrative expenses increased as well. However, because of the greater gross profit for the three months ended September 30, 2015 compared to 2014, the Company experienced a 70% lower operating loss comparing 2015 to 2014.

Liquidity and Capital Reserves – Cash flows provided by operating activities for the three months ended September 30, 2015 were $35,618 compared to $17,038 for the three months ended September 30, 2014. The increase comparing those two periods was primarily due to a increase in accounts payable and accrued expenses. Cash flows used in investing activities were $11,314 and $16,651 for the three months ended September 30, 2015 and 2014, respectively, and resulted from the purchase of equipment during both periods. Cash flows used for financing activities for the three months ended September 30, 2015 were $16,792 ($-0- for the period ended September 30, 2014) and were for repayments of borrowings from a related party.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2015. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

We have a history of operating losses and may incur future losses – We incurred net losses of $17,314 for the three months ended September 30, 2015 and $718 for the fiscal year ended June 30, 2015. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2015.

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

Date: November 16, 2015	/s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: November 16, 2015	/s/ Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

