Form 10-Q
period 2015-12-31
METWOOD INC
filed 2016-02-16
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Common Stock, $.001 Par Value – 17,666,647 shares as of February 16, 2016

Transitional Small Business Disclosure Format: Yes [  ] No [ X ]

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that can be expected for the year ending June 30, 2016.

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited) including:	5
	Balance Sheets
	Statements of Operations
	Statements of Cash Flows
	Notes to the Financial Statements
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1a	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5	Other information	23
Item 6.	Exhibits	24

CERTIFICATIONS

Exhibit 31 – Management certification	26-27

Exhibit 32 – Sarbanes-Oxley Act	28

METWOOD, INC. and SUBSIDIARY

BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	December 31, 2015	June 30, 2015
ASSETS

Current Assets
Cash and cash equivalents	$36,166	$87,315
Accounts receivable, net	71,630	129,712
Inventory
Raw materials	785,980	728,500
Other current assets	129,604	36,343

Total current assets	1,023,380	981,870

Property and Equipment
Leasehold and land improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer hardware, software and peripherals	183,361	180,923
Machinery and shop equipment	486,443	477,166
Vehicles	422,934	412,917
Land Improvements	67,959	67,959

Total Fixed assets	1,513,788	1,492,056
Less accumulated depreciation	(1,167,460)	(1,134,549)
Net property and equipment	346,328	357,507

Other Assets
Deferred tax asset, net of valuation reserve	250,050	245,233

TOTAL ASSETS	$1,619,758	$1,584,610

METWOOD, INC. and SUBSIDIARY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$85,279	$142,647
Customer deposits	0	19,857

Total current liabilities	85,279	162,504

Long-term Liabilities
Due to related company	80,992	65,784

Total long-term liabilities	80,992	65,784

Total liabilities	166,271	228,288

Stockholders' Equity
Common stock, $.001 par, 100,000,000 shares authorized; 17,666,647 and 15,221,647 shares issued and outstanding at December 31, 2015 and June 30, 2015 respectively	17,667	15,222
Common stock not yet issued $.001 par, 8,150 and 53,000 shares at December 31, 2015 and June 30, 2016	8	53

Preferred Stock, $.001 par, 40,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and June 30, 2015 respectively

Additional paid-in capital	2,035,328	1,917,729
Retained earnings	(599,516)	(576,682)

Total stockholders' equity	1,453,487	1,356,322

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,619,758	$1,584,610

METWOOD, INC. and SUBSIDIARY

STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,				Six Months Ended December 31,

	2015		2014		2015		2014
REVENUES

Gross sales		$349,183		$505,504		$848,652		$891,207
Cost of sales		(188,719)		(277,014)		(479,174)		(537,601)
Gross profit		160,464		228,490		369,478		353,606

ADMINISTRATIVE EXPENSES
Advertising		5,877		7,651		14,930		12,909
Depreciation		9,256		6,894		18,513		13,788
Insurance		1,620		4,490		15,031		14,998
Payroll expenses		115,159		94,464		230,487		195,101
Professional fees		14,323		11,220		35,550		34,424
Rent		22,500		19,310		45,000		38,620
Vehicle		2,123		5,394		7,246		11,712
Other		25,311		28,317		59,879		52,421
Total administrative expenses		196,169		177,740		426,636		373,973

Operating income (loss)		(35,705)		50,750		(57,158)		(20,367)

Other income (expense)		31,174		(9,636)		29,506		(11,599)

Income (loss) before income taxes		(4,531)		41,114		(27,652)		(31,966)

Income tax expense (benefit)		(989)		886		(4,817)		(1,984)

Net income (loss) from operations		$(5,520)		$40,228		$(22,835)		$(29,982)

Basic and diluted deficit per share	$	**	$	**	$	**	$	**

Weighted average number of shares		17,666,647		15,221,647		17,666,647		15,221,647

**Less than $0.01

METWOOD, INC. and SUBSIDIARY

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2015	2014
OPERATIONS
Net income (loss)	$(22,835)	$(29,982)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	32,999	34,749
Provision for deferred income taxes	(4,817)	(1,984)
(Increase) decrease in operating assets:
Accounts receivable	57,353	6,703
Inventory	(57,479)	89,775
Other operating assets	4,407	7,906
Decrease in operating liabilities:
Accounts payable and accrued expenses	(187,373)	(48,068)
Net cash provided by (used for) operating activities	(177,745)	59,099

INVESTING
Capital asset expenditures	(21,731)	(15,307)
Net cash used for investing activities	(21,731)	(15,307)

FINANCING
Decrease in borrowings from related party	0	(16,914)
Net cash used for financing activities	135,208	(16,914)

Net increase (decrease) in cash	(64,268)	26,878

Cash, beginning of the year	100,434	36,836

Cash, end of the period	$36,166	$63,714

METWOOD, INC. and SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Metwood provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in Virginia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ended June 30, 2016. The condensed balance sheet at June 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2015, the allowance for doubtful accounts was $7,267. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three months ended December 31, 2015 and 2014, the net amount of bad debts charged off was $-0-.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2015.

Patents - We have been assigned several key product patents developed by certain company officers. No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment. The company has been developing addtional products. The company will be applying for additional product patents in the near future.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended December 31, 2015 and 2014 were $-0- and $1,500, respectively.

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

NOTE 3 - EARNINGS PER SHARE

Net loss and earnings per share for the three and six months ended December 31, 2015 and 2014 are as follows:

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2015		2014		2015		2014
Net income (loss)		$(5,520)		$40,228		$(22,835)		$(29,982)
Earnings per share - basic and fully diluted	$	**	$	**	$	**	$	**
Weighted average number of shares		17,666,647		15,221,647		17,666,647		15,221,647

**Less than $0.01

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and six months ended December 31, 2015 and 2014 are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Cash paid for:
Income taxes	$0	$0	$0	$0
Interest	$741	$1,283	$1,756	$2,716

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. For the six months ended December 31, 2015, we had sales of $16,792 and $16,645, respectively, to the company referred to above. As of December 31, 2015 and 2014, the related receivable was $-0- and $-0-, respectively. See also Note 6.

NOTE 6 - OPERATING LEASE COMMITMENTS

On July 1, 2015, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $7,500. The Company issued 2,400,000 of its shares as consideration for $120,000 in future rent payments. This amount is recorded on our books as a prepaid expense, and $2,000 per month is transferred to rent expense. The balance of the monthly rent, $5,500, is paid in cash. For the six month periods ended December 30, 2015 and 2014, we recognized rent expense for these spaces of $45,000 and $42,000.

NOTE 7 – CONCENTRATIONS OF CUSTOMER RISK

For the six months ended December 31, 2015, three customers individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

NOTE 8 - SUBSEQUENT EVENTS DISCLOSURE

No Subsequent events to disclose for this quarter.

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

Our primary products and services are:

● TUFF BEAM - internally reinforced cold-formed steel beam

● TUFF JOIST - cold-formed steel joint system

● TUFF JOIST+ - internally reinforced cold-formed steel joist

● TUFF FLOOR SYSTEM - combinations of TUFFBEAM, NUJOIST and TUFFJOIST are utilized to make up a complete floor system

● TUFF DECK - concrete deck systems

● RIM BEAM - internally reinforced CFS load distribution member

● TUFF FRAME 3.5 & 5.5 - a fully proprietary panelized load bearing and non-load bearing CFS wall framing solution

● TUFF TRUSS 2.0 - a proprietary roof and floor truss system

● Aegis - Metwood is a distributor of Aegis Metal Framing's cold-formed steel trusses SURE-SPAN™

● Trimmable square columns

● Joist reinforcers

● Engineering, design and custom building services

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

Dependence on One or a Few Major Customers

For the six months ended December 30, 2015, three customers individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

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

Number of Total Employees and Number of Full-Time Employees

The Company had fifteen employees at December 31, 2015, thirteen of whom were full time.

Changes in Results of Operations

We had a net loss of $5,520 for the three months ended December 31, 2015 compared to a net income of $40,228 for the three months ended December 31, 2014 and a net loss of $22,835 for the six months ended December 31, 2015 compared to a net loss of $29,982 for the six months ended December 31, 2014. Gross profit increased to 46% for the three months ended December 31, 2015 compared to 45% in the same period in 2014. Gross profit increased to 43.5% for the six months ended December 31, 2015 compared to 39.6% in the same period 2014.

Liquidity and Capital Reserves – Cash flows used by operating activities for the six months ended December 31, 2015 were $177,745 compared to cash provided for use of $59,099 for the six months ended December 31, 2014. The increase comparing those two periods was primarily due to an increase in inventory, accounts payables and accrued expenses.

Cash flows used in investing activities were $21,731 and $15,307 for the six months ended December 31, 2015 and 2014, respectively, and resulted from the purchase of equipment during both periods.

Cash flows gained from financing activities for the six months ended December 31, 2015 were $135,208 compared to decrease of $16,914 for the six months ended December 31, 2015 and were for Additional Paid-In Capital.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2015. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

We have a history of operating losses and may incur future losses – We incurred net losses of $22,835 for the six months ended December 31, 2015 and $718 for the fiscal year ended June 30, 2015. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Exhibit
3.1(a)		Articles of Incorporation (1)
3.1(b)		Amendment to Articles of Incorporation (2)
3.2		New Adopted Bylaws (1)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*filed herewith

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference on Form 8-K, filed February 16, 2000
(2)	Incorporated by reference on Form 8-K, filed October 2, 2013

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2016	/s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: February 16, 2016	/s/ Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.