Form 10-Q
period 2016-03-31
METWOOD INC
filed 2016-05-16
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Common Stock, $.001 Par Value – 17,666,647 shares as of May 16, 2016

Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending June 30, 2016.

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

METWOOD, INC.

BALANCE SHEETS

(UNAUDITED)

	31-Mar 2016	June 30, 2015
ASSETS

Current Assets
Cash and cash equivalents	$94,280	$87,315
Accounts receivable, net	82,222	129,712
Inventory
Raw materials	793,389	728,500
Other current assets	128,349	36,343

Total current assets	1,098,240	981,870

Property and Equipment
Leasehold and land improvements	276,151	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer hardware, software and peripherals	194,624	180,923
Machinery and shop equipment	481,672	477,166
Vehicles	426,652	412,917
Land Improvements	67,959	67,959

Total Fixed assets	1,525,280	1,492,056
Less accumulated depreciation	(1,167,460)	(1,134,549)
Net property and equipment	357,820	357,507

Other Assets
Deferred tax asset, net of valuation reserve	257,465	245,233

TOTAL ASSETS	$1,713,525	$1,584,610

METWOOD, INC.

BALANCE SHEETS

(UNAUDITED)

	31-Mar 2016	June 30, 2015
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$198,760	$142,647
Customer deposits	0	19,857

Total current liabilities	198,760	162,504

Long-term Liabilities
Due to related company	80,992	65,784

Total long-term liabilities	80,992	65,784

Total liabilities	279,751	228,288

Stockholders' Equity
Common stock, $.001 par, 100,000,000 sharesauthorized; 15,221,647 shares issued and outstanding at December 31, 2014	17,667	15,222
Common stock not yet issued ($.001 par, 8,150 shares)	8	53

Preferred Stock, $.001 par, 40,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2014

Additional paid-in capital	2,035,328	1,917,729
Retained earnings	(619,229)	(576,682)
Net Income
Total stockholders' equity	1,433,774	1,356,322

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,713,525	$1,584,610

METWOOD, INC.

STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,				Nine Months Ended
					March
	2016		2015		2016		2015
REVENUES

Gross sales		$381,595		$441,265		$1,233,822		$1,332,472
Cost of sales		(246,940)		(184,931)		(726,791)		(723,363)
Gross profit		134,656		256,334		507,031		609,109

ADMINISTRATIVE EXPENSES
Advertising		6,192		2,678		21,122		15,587
Depreciation		0		6,894		18,513		20,681
Insurance		16,407		8,458		31,438		23,456
Payroll expenses		89,400		91,835		319,887		286,936
Professional fees		3,512		7,299		39,061		41,723
Rent		22,500		16,500		67,500		58,500
Vehicle		4,964		3,595		12,210		15,308
Other		22,317		74,708		82,197		126,298
Total administrative expenses		165,292		211,967		591,928		588,489

Operating income (loss)		(30,637)		44,367		(84,897)		20,620

Other income (expense)		1,822		247		33,713		(4,839)

Interest Expense		(1,211)		(1,169)		(3,023)		(3,884)

Income (loss) before income taxes		(30,026)		43,445		(54,207)		11,897

Income tax expense (benefit)		(7,415)		2,298		(11,660)		731

Net income (loss) from operations		(22,611)		$41,148		(42,548)		$11,167

Basic and diluted deficit per share	$	**	$	**	$	**	$	**

Weighted average number of shares		17,666,647		15,221,647		17,666,647		15,221,647

**Less than $0.01

METWOOD, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2016	2015
OPERATIONS
Net income (loss)	$(42,548)	$11,166
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	32,911	54,352
Provision for deferred income taxes	(12,232)	0
(Increase) decrease in operating assets:
Accounts receivable	46,100	(15,566)
Prepaid Expenses	(97,272)	9,068
Inventory	(64,889)	64,450
Other operating assets	3,105	2,305
Decrease in operating liabilities:
Accounts payable and accrued expenses	28,966	(50,419)
Net cash provided by (used for) operating activities	(105,859)	75,356

INVESTING
Capital asset expenditures	(33,224)	(17,252)
Net cash used for investing activities	(33,224)	(17,252)

FINANCING
Increase in borrowings from related party	15,208
Decrease in borrowings from related party		(21,114)
Additional Paid in Capital	120,000
Net cash used for financing activities	135,208	(21,114)

Net increase (decrease) in cash	(3,875)	36,990

Cash, beginning of the year	100,434	36,836

Cash, end of the period	96,559	$73,826

METWOOD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended June 30, 2016. The condensed balance sheet at June 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2016, the allowance for doubtful accounts was $7,267. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three months ended March 31, 2016 and 2015, the net amount of bad debts charged off was $-0-.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through March 31, 2016.

Patents - We have been assigned several key product patents developed by certain company officers. No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment. The company has been developing addtional products. The company will be applying for additional product patents in the near future. The company has begun the patent application for the newly invented Masonry Veneer Deck Ledger Bracket.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended March 31, 2016 and 2015 were $-0- and $1,500, respectively.

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

NOTE 3 - EARNINGS PER SHARE

Net loss and earnings per share for the three and nine months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended				For the Nine Months Ended
	31-Mar				31-Mar
	2016		2014		2016		2014
Net income (loss)		(22,611)		$41,148		$(42,548)		$11,167
Earnings per share - basic and fully diluted	$	**	$	**	$	**	$	**
Weighted average number of shares		17,666,647		15,221,647		17,666,647		15,221,647

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three and nine months ended March 31, 2016 and 2015 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	31-Mar		31-Mar
	2016	2015	2016	2015
Cash paid for:
Income taxes	$0	$1,984	$0	$0
Interest	$1,211	$1,169	$3,023	$3,884

**Less than $0.01

NOTE 5 - RELATED-PARTY TRANSACTIONS

From time to time, we contract with a company related through common ownership for building and grounds-related maintenance services. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. For the nine months ended March 31, 2016, we had sales of $16,792 and $16,645, respectively, to the company referred to above. As of March 31, 2016 and 2015, the related receivable was $-0- and $-0-, respectively. See also Note 6.

NOTE 6 - OPERATING LEASE COMMITMENTS

On July 1, 2015, the Company entered into a ten-year commercial operating lease with a company related through common ownership. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $7,500. The Company issued 2,400,000 of its shares as consideration for $120,000 in future rent payments. This amount is recorded on our books as a prepaid expense, and $2,000 per month is transferred to rent expense. The balance of the monthly rent, $5,500, is paid in cash. For the nine month periods ended March 31, 2016 and 2015, we recognized rent expense for these spaces of $67,500 and $58,500.

NOTE 7 – CONCENTRATIONS OF CUSTOMER RISK

For the nine months ended March 31, 2016, three customers individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

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

Dependence on One or a Few Major Customers

For the nine months ended March 31, 2016, three customers individually accounted for 10% or more of our company’s revenues; however, there is no customer whose loss would have a material adverse effect on our company.

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

Number of Total Employees and Number of Full-Time Employees

The Company had 12 employees at March 31, 2016, eleven of whom were full time.

Changes in Results of Operations

We had a net loss of $22,611 for the three months ended March 31, 2016 compared to a net income of $41,148 for the three months ended March 31, 2015 and a net loss of $42,547 for the nine months ended March 31, 2016 compared to a net gain of $11,166 for the nine months ended March 31, 2015. Gross profit decreased to 35.3% for the three months ended March 31, 2016 compared to 58.1% in the same period in 2015. Gross profit decreased to 41.1% for the nine months ended March 31, 2016 compared to 45.7% in the same period 2015.

Liquidity and Capital Reserves – Cash flows used by operating activities for the nine months ended March 31, 2016 were $(126,538) compared to cash provided for use of $21,004 for the nine months ended March 31, 2015. The increase comparing those two periods was primarily due to an increase in inventory, accounts payables and accrued expenses.

Cash flows used in investing activities were $(12,545) and $37,100 for the nine months ended March 31, 2016 and 2015, respectively, and resulted from the purchase of equipment during both periods.

Cash flows gained from financing activities for the nine months ended March 31, 2016 were decrease of $3,875 compared to increase of $36,990 for the nine months ended March 31, 2015 and were for Additional Paid-In Capital.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2016. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

We have a history of operating losses and may incur future losses – We incurred net losses of $27,652 for the nine months ended March 31, 2016 and $718 for the fiscal year ended June 30, 2015. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Exhibit
3.1(a)		Articles of Incorporation (1)
3.1(b)		Amendment to Articles of Incorporation(2)
3.2		New Adopted Bylaws (1)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32	*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

*filed herewith

(1)     Incorporated by reference on Form 8-K, filed February 16, 2000

(2)     Incorporated by reference on Form 8-K, filed October 2, 2013

  See index to exhibits.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2016	/s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: May 16, 2016	/s/ Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)