Form 10-K
period 2016-06-30
METWOOD INC
filed 2019-02-22
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and a "smaller reporting company” in Rule 12b-2 of the Exchange Act.  ☐

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for compling with any new or revised financial accounting standard pursuant to section 13(a) of the Exchange act Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Indicate by check mark is the company is a shell company. Yes ☐ No ☒

As of January 13, 2019 the aggregate market value of the common shares outstanding (based upon the average of the bid price ($.08) reported on the OTCQB Market) held by non-affiliates was $329,101.

As of January 13, 2019, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 17,766,647 shares.

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

Metwood's primary products are:

•	TUFF BEAM - internally reinforced cold-formed steel beam
•	TUFF JOIST - cold-formed steel joint system
•	TUFF JOIST+ - internally reinforced cold-formed steel joist
•	TUFF FLOOR SYSTEM - combinations of TUFFBEAM, NUJOIST and TUFFJOIST are utilized to make up a complete floor system
•	TUFF DECK - concrete deck systems
•	RIM BEAM - internally reinforced CFS load distribution member
•	TUFF FRAME 3.5 & 5.5 - a fully proprietary panelized load bearing and non-load bearing CFS wall framing solution
•	TUFF TRUSS 2.0 - a proprietary roof and floor truss system
•	Aegis - Metwood is a distributor of Aegis Metal Framing's cold-formed steel trusses SURE-SPAN™
•	Trimmable square columns
•	Joist reinforcers
•	Engineering, design and custom building services

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

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company's products as an additional sales force. We are an authorized vendor for Lowe's, Home Depot, 84 Lumber, Builders First Source, Ferguson, and, many more local and regional suppliers. We have several stocking dealers of our square columns and reinforcing products. We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships, we typically have a dealer to use. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license the Company's technology and products to increase its distribution outside of Virginia, North Carolina and the South.

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

Dependence on One or a Few Major Customers

At June 30, 2016 and 2015, the Company had the following customer concentrations:

	Sales		Accounts Receivable
	2016	2015	2016	2015
Customer A	13%	12%	15%	*
Customer B	11%	*	23%	*
Customer C	*	*	*	13%
Customer D	*	*	*	15%
Customer E	*	*	20%	*

*Amounts to less than 10%

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

Need for Government Approval of Principal Products

Our products must either be sold with an engineer's seal or applicable building code approval. Currently, we are seeking International Code Council ("ICC") code approval on our TUFFBEAMS. Once that approval is obtained, our products can be used in all fifty states and will eliminate the need for an engineer's seal on individual products. To date, the Company's 2x10 floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004). At the date this document was filed the Company continues to test products to achieve it’s stated goal.

Time Spent During the Last Two Fiscal Years on Research and Development Activities

There is no fixed time that our time and resources have been spent during the last two fiscal years researching and developing our metal/wood products, new product lines, and new patents. Time and resources are utilized on research and development as required.

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

We had fourteen employees at June 30, 2016, thirteen of whom were full time.

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

We have a history of operating losses and may incur future losses. We incurred net losses of $659,896 for the fiscal year ended June 30, 2016 and $718 for the year ended June 30, 2015. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

Item 3. Legal Proceedings

On June 27, 2016 a law suit was filed against the company alleging breach of a contract that would have transferred the publicly held part of the company to a third party. Management does believe that the effect of this proceeding is of a material nature, but the company has an affiermative defense to the matter. This matter was ajudicated in the Company’s favor in December 2017.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the recent close of our common stock at November 13, 2018 of $.08 per share (with a 52-week high of $0.08), the market value of shares held by non-affiliates would be $329,101.

Our common stock is currently listed on the OTCQB market, the middle tier of the OTC marketplace under the symbol "MTWD.OB."

The following table sets forth high and low bid information for each full quarterly period within the two most recent fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended June 30, 2016	High	Bid
First Quarter	$0.65	$0.12
Second Quarter	$0.51	$0.12
Third Quarter	$0.51	$0.18
Fourth Quartet	$0.51	$0.25

Year Ended June 30, 2015
First Quarter	$0.50	$0.50
Second Quarter	$0.50	$0.06
Third Quarter	$0.12	$0.11
Fourth quarter	$0.67	$0.08

The approximate number of holders of record of our common stock as of January 13, 2019 was 1,103. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

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

Results of Operations

Below are selected financial data for the years ended June 30, 2016 and 2015:

	2016	2015
Revenues	$1,781,062	$1,722,261
Net loss	$(659,896)	$(718)
Net loss per common share	$(0.04)	$(0.00)
Weighted average common shares	17,776,647	15,266,647

At June 30, 2016 and 2015:

Total assets	$1,314,406	$1,584,610
Working capital	$503,488	$753,582
Stockholders’ equity	$1,033,426	$1,356,668

No dividends have been declared or paid during the periods presented.

Revenues and cost of sales - Gross sales increased $68,801, or 4%, for the year ended June 30, 2016 ("fiscal 2016") compared to the year ended June 30, 2015 ("fiscal 2015"). Gross profit decreased $125,510 (16%) from fiscal 2015 to fiscal 2016.

The Company's sales increased for fiscal 2016 versus 2015 reflects an increase in the overall economy and in the building industry in particular, although the commercial market has continued to increase and the residential market is showing increased activity. The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gage steel truss system, begun in March 2008.

Cost of sales increased $184,316, or 19.8%, in fiscal 2016 compared to fiscal 2015, representing a disproportionate increase compared to the 4% increase in gross sales. Material costs, primarily metal products, were significantly higher in fiscal 2016 compared to fiscal 2015 and accounted for much of the disproportional increase.

Operating expenses - These costs increased $331,001 from fiscal 2015 to fiscal 2016. The increase was in large part from much higher rent expense. We are invested in decreasing expenditures where possible in order to maximize our net earnings.

Other income (expense) - Other income in fiscal 2016 were $31,547 compared to other expense of $10,088 in fiscal 2015. The change was the result of the sale of assets that were no longer needed.

Income Taxes - Management determined that the inability of the company to generate profits made the utilization of the previously established tax valuation reserve unlikely, therefore it was charged against the current period operations resulting in an additional expense of $245,233.

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

October 13, 2015

www.llcpas.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Metwood, Inc.

We have audited the accompanying consolidated balance sheet of Metwood, Inc. and its subsidiary (the “Company”) as of June 30, 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metwood, Inc. and its subsidiary as of June 30, 2016, and the results of their consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

February 20, 2019

METWOOD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND 2015

	2016	2015
Current Assets
Cash and cash equivalents	$91,309	$87,315
Accounts receivable, net of reserve	201,502	129,712
Inventory	479,203	728,500
Other current assets	12,454	$36,343
Total assets	784,468	981,870
Property and Equipment improvements
Leasehold Improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	174,541	180,923
Machinery & Equipment	720,585	477,166
Vehicles	412,917	412,917
Land Improvements	67,958	67,959
Total property and equipment	1,729,092	1,492,056
Less accumulated depreciation	(1,199,154)	(1,134,549)
	$529,938	357,507
Other assets
Deferred tax asset, less valuation reserve	0	245,233
Total assets	$1,314,406	$1,584,610

Current liabilities
Accounts payable and accrued expenses	181,107	136,267
Accrued payroll expense	18,881	26,237
Note payable to related party	80,992	65,784
Total current liabilities	280,980	228,288

Commitmen tments and contingencies Note 4

Stockholder's equity

Preferred stock (par $.001) 40,000,000 authorized and shares authorized 0 outstanding
Common stock (par $.001) 100,000,0000 authorized and 17,774,364 and 15,222,247 outstanding	17,775	15,222
Unissued common stock	0	53
Paid in capital	3,500,228	1,917,729
Accumulated deficit	(1,236,577)	(576,682)
Contra equity-prepaid rent	(1,248,000)	0
Total stockholders' equity	1,033,426	1,356,322
Total liaibliities and stockholders equity	$1,314,406	$1,584,610

See the accompaning notes to the financial statements

METWOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015

Gross sales	$1,781,062	$1,722,261
Cost of sales	1,113,748	929,437
Gross profit	667,314	792,824

Operating expenses

Advertising	26,513	25,682
Bad debt recovery	1,202	-1,094
Depreciation	35,260	35,494
Insurance	44,519	34,362
Payroll expense	422,261	385,658
Professional fees	43,588	48,901
Rent related party	380,491	75,000
Repairs and Maintenance	52,495	0
Research and Development	5,700	7,491
Telephone	29,105	25,648
Vehicle	19,558	20,001
Other	52,832	125,380
Total operating expenses	1,113,524	782,523

Operating income (loss)	(446,210)	10,301

Other Income (expense)
Interest	(4,370)	0
Gain on sale of asset	28,682	0
Other Income (expense)	7,235	(10,088)
Total Other Income (expense)	31,547	(10,088)
Net income (loss) before taxes	(414,663)	213
Income taxes	(245,233)	931
Net (loss)	$(659,896)	$(718)

Basic loss per share	$(0.04)	0
Weighted number of shares outstanding	17,776,647	15,221,647

See the accompaning notes to the financial statements

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

			Common	Common
	Common	Common	Shares not	Shares not	Additional			Total
	Shares	shares	yet issued	yet isued	Paid-in	Prepaid	Retained	Shareholders'
	(000s)	($.001 Par)	(000s)	($0.001 Par)	Capital	Rent	Earnings	Equity

Balances June 30, 2014	15,222	15,222	8	8	1,899,773		(575862.00)	1,339,133

Common Stock issued and adjustment of common shares not issued			45	45	17,956			18,000
Net loss for the year							(718)	(718)
Balances June 30, 2015	15,222	15,222	53	53	1,917,729		(576,681)	1,356,322

Common stock issued for rent	2,400	$2,400		0	1,557,600	(1,560,000)		0
Common stock issued	153	$153	-53		24,900			25,000
Amortization of prepaid rent						312,000
Net loss for year							(659,896)	(659,896)
Balances June 30, 2016	17,775	$17,775	0	0	3,500,227	(1,248,000)	(1,236,577)	1,033,426

See the accompaning notes to the financial statements

 METWOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015
Net loss	$(659,896)	$(718)
Adjustments to reconcile net loss to net cash provided by (used in)
Depreciation	81,338	62,747
Gain on insurance settlement	(28,682)	0
Allowance for inventory obsolesence	33,702	0
Amortization of prepaid rent	312,000	0
Provision for deferred income taxes		930
(Increase) decrease in operating assets
Accounts receivable	(90,704)	19,964
Inventories	(27,823)	86,692
Other current assets	23,889	8,008
Deferrd tax asset	245,233	0
Increase (Decrease in liabilities
Accounts payable	59,106	(74,923)
Accrued payroll	12,501	0
Net cash provided (used) for operations	(39,336)	102,700

Investment activities
Property, plant, equipment purchases	(10,351)	(27,440)
Proceeds from disposal of property, plant & equipment	28,682	4,250
Net cash provided (used) for investment activities	18,331	(23,190)

Financing activities
Proceeds from sale of common stock	25,000	0
Related party advances	0	(29,031)
Total cash provided financing activities	25,000	(29,031)
Increase (decrease) in cash	3,995	50,479
Beginning cash	87,315	36,836
Ending Cash	$91,309	$87,315
Supplemental Disclosure of cash flow information
Interest paid	$0	$0
Income taxes paid	$0	$0
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common stock issued for fixed assets	$1,560,000	$18,000
Capitalization of fixed assets from inventory	$243,419	$0

Notes payable related party advances through Accounts payable	$32,000	$0

Notes payable related party payments through accounts receivable	$(16,792)	$0

See the accompaning notes to the financial statements

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 1 - ORGANIZATION AND OPERATIONS

Metwood, Inc. ("The Company", “we”, “us”) was organized under the laws of the Commonwealth of Virginia on April 7, 1993. On June 30, 2000, Metwood entered into an Agreement and Plan of Reorganization in which the majority of its outstanding common stock was acquired by a publicly held Nevada shell corporation. The acquisition was a tax-free exchange for federal and state income tax purposes and was accounted for as a reverse merger. Upon acquisition, the name of the shell corporation was changed to Metwood, Inc. and Metwood, Inc., the Virginia corporation, became a wholly owned subsidiary of Metwood, Inc., the Nevada corporation. The publicly traded shell corporation had not had a material operating history for several years prior to the merger.

The Company provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses which raises substantial doubt about the Company’s ability to continue as a going concern. During the year ended June 30, 2016, The Company incurred a loss from operations of $446,210 and has an accumulated deficit of $1,236,577. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Fair Value of Financial Instruments - For certain of The Company financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, The Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash in bank deposit accounts, which, at times, may exceed the federally insured limit of $250,000. The Company has not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable - The Company grants credit in the form of unsecured accounts receivable to it’s customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of it’s customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2016 and 2015, the allowance for doubtful accounts was $8,362 and $6,539 respectively specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2016 and 2015, the bad debt expense was $1,202 and $0 respectively.

Inventory - Raw material inventory, consisting primarily of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method and was valued at $366,662. The total work in process inventory on the balance sheet date totaled $112,541. Inventory reserve totaled $76,607 and $42,905 at June 30,2016 and 2015, respectively.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and are depreciated over their estimated useful lives using the straight-line method. Recovery periods range from three to thirty-nine years. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidatedbalance sheet, and the resulting gain or loss is reflected in other income and expense. Maintenance and repairs are charged to operations as incurred.

	Useful Life	2016	2015

Leasehold improvements	39	$274,869	$274,869
Furniture, fixtures and equipment	5	78,222	78,222
Computers and software	3	174,541	180,923
Machinery and equipment	10	720,585	477,166
Vehicles	5	412,917	412,917
Land improvements	39	67,958	67,959
Total property and equipment		1,729,092	1,492,056
Less accumulated depreciation		(1,199,154)	(1,134,549)
Total property and equipment		$529,938	$357,507

Impairment of Long-lived Assets - The Company evaluates it’s long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through June 30, 2016 and 2015.

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

Research and Development - The Company performs research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the year ended June 30, 2016, expenses were $5,700 and for the year ended June 30, 2015, expenses were $7,491.

Advertising - The Company expenses costs as incurred. However, certain expenditures are treated as prepaid (such as trade show fees) if they are for goods or services which will not be received until after the end of the accounting period. These costs are subsequently recognized as expenses in those periods in which the good or services are received.

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

During the future fiscal years the company will be required to issued up to fifty million shares of common stock to satisfy a convertible note entered into in July 2016. This note expires on June 30, 2020 and 10,000,000 shares of common stock can be issued in any year.

Recent Accounting Pronouncements - In February, 2016 the FASB issued ASU 20 16-0 2, “Leases (Topic 842)” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The adoption of this standard is not expected have a material impact on the Company’s consolidated financial statements.

NOTE 3 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances are repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year. At June 30, 2016 and 2015, advances payable to Cahas Mountain Properties of approximately $81,000 and 66,000, respectively. Accrued interest payable to Cahas Mountain Properties total approximately $19,000 and $15,000 for the years ended June 30,2016 and 2015, respectively. The Company recognized interest expense of approximately $4,000 and $6,000 for the years ended June 30, 2016 and 2015, respectively. Sales to Cahas Mountain, LLC was approximately $19,000 and $29,000. As of June 30, 2016 and 2015, the related accounts receivable totaled approximately $2,000 and $-0-, respectively.

At June 30, 2015, The Company owed Cahas Mountain, LLC. $32,000.00 on an open account payable for a consulting fee.

NOTE 4 - COMMITMENT AND CONTINGENCIES

In prior years, The Company implemented a stock-based incentive compensation plan for it’s employees. Participating employees have an after-tax deduction withheld by the Company throughout the calendar year. As of December 31 of each year, the employee is considered vested in the plan, and The Company will match the participating employee’s withheld amounts. The Company may also make a discretionary contributions based upon pay incentives or attendance. Periodically, The Company will purchase restricted stock on behalf of the employee in the amount of their withholding , our match, and any discretionary contributions. This plan was discontinued in fiscal year 2015 and there are no liabilities for past contributions either in cash or unissued common stock.

During the year ended June 30, 2005, The Company into as sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house it’s manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease terms have a term of five years and the monthly rental is $5,500 in cash, in addition the company issued common stock as part of the transaction, this portion of the lease is covered in NOTE 9.

Future annual commitments under the current operating lease are:

	Payments	Amortization of Contra equity
	in cash	account
Fiscal year end June 30, 2017	$66,000	$312,000
Fiscal year end June 30, 2018	66,000	312,000
Fiscal year end June 30, 2019	66,000	312,000
Fiscal year end June 30, 2020	66,000	312,000
Total commitments	$264,000	$1,248,000

At June 30, 2016 and 2015, the Company had the following customer concentrations:

	Sales		Accounts Receivable
	2016	2015	2016	2015
Customer A	13%	12%	15%	*
Customer B	11%	*	23%	*
Customer C	*	*	*	13%
Customer D	*	*	*	15%
Customer E	*	*	20%	*

*Amounts to less than 10%

NOTE 5 - EQUITY

During the year ended June 30, 2016 The Company did not issue any preferred shares. The Company did issue 2,400,000 shares of common stock in connection with the prepaid rent as discussed in Note 10 and 45,000 for a vehicle. There are 100,000,000 shares of common stock authorized and at the year end there are 17,776,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

If the convertible note that is covered in the subsequent events (Note 9) Is converted into common stock of The Company, an additional 50,000,000 shares of common stock could be issued, resulting in dilution of the current shareholders. When the contract of October 11, 2018 is completed (see Note 9) there will be an additional 30,000,000 shares issued to the principals of Emerge Nutraceuticals, Inc.

NOTE 6 - INCOME TAXES

The Company determined that the future use of a Deferred Tax Asset was no longer appropriate and therefore the Deferred tax Asset previously shown on the Balance Sheet has been expensed during this year as a line item on the Statement of operations. The decision was made that the earnings in the near term would not be sufficient to allow the utilization of the deferred tax asset.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 39% is as follows:

		Tax		Tax
	2016	Rate	2015	Rate
Expected income tax benefit at statutory rate of 39%	$162,000	39%	0	0%
Permanent differences	(126,000)	(30)%	(3,000)	(1.408)%
Change in valuation allowance	281,000	(9)%	4,000	1,878%
Income tax expense (benefit)	$245,000	59%	$1,000	469%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

	2016	2015
Deferred tax assets:
Tax benefit of net operating loss carry-forward	$451,000	$435,000
Book and tax difference	75,000	55,000
Less: valuation allowance	(526,000)	(245,000)
Net deferred tax asset	$0	$(245,000)

The Company had a federal net operating tax loss carry-forward of approximately $1,141,000 as of June 30, 2016. The loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2020.

At June 30, 2016 the deferred tax valuation allowance increased by $281,000. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of June 30, 2016 and 2015, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended June 30, 2016 and 2015, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

NOTE 7 - LEGAL PROCEEDINGS

On June 27, 2016 a lawsuit was filed alleging breach of contract. The contract in question would have changed the control of the public company to a third party. Management has determined that judgment will be in the favor of the company, consequently no amounts have been accrued related to this matter.

See note 9.

NOTE 8 - STOCKHOLDER’S EQUITY

On July 1, 2015, the Company entered into a ten-year commercial operation lease with a company related through common ownership. The related party is Cahas Mountain Properties in which Robert Callahan, our Chief Executive Officer, is a Managing Member. The lease covers various buildings and property which house our manufacturing plant, executive offices and other buildings with a current monthly rental of $5,500.00. As part of the lease agreement The Company issued 2,400,000 of its shares with a fair value of $1,560,000 at the date of the agreement. This amount is recorded on our books as a contra equity account, and is amortized over the five year term of the lease. See note 4 for commitments and contingencies.

NOTE 9 - SUBSEQUENT EVENTS

In October 2017 the legal matter referred to in Note 8 was decided by a court and confirmed on appeal that the company was not in breach of contract.

On August 18, 2016, the company executed a convertible note payable with Cahas Mountain, LLC. The note is for the amount of $50,000 and is payable on June 30, 2019. Interest is accrued at the rate of 8% and is payable on the expiration of the note. If the note is converted into common stock the interest is forgiven. The conversion factor of the note is at par value of $.001 and is convertible into a maximum of 50,0000,000 of common stock of the company, with 10,000,000 shares being convertible within any one year.

On October 11, 2018, The Company entered into a contract with Emerge Nutraceuticals, a Florida corporation. When completed this contract will transfer all of Metwood’s assets and liabilities to it’s current controlling shareholder and Emerge Nutraceuticals, Inc. will become the reporting entity.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

The Company changed accountants from L&L Accountants to Turner Stone & Company. There were no disagreements with the current or prior accountants nor any changes to the prior years financial statements as issued.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2016 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 1305 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2016 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his respective positions:

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

Based solely on a review of the forms received covering purchase and sale transactions in the Company's common stock during the fiscal year ended June 30, 2016, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan, and our Chief Financial Officer, Shawn A. Callahan:

Summary Compensation Table

	Fiscal Year	Annual Salary	Bonuses	Other Compensation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
			(1)	(2)	(3)	(4)	(4)
Robert M. Callahan	2016	$55,192	$0,000	-0-	$-0-	-0-	-0-
	2015	$80,000	$7,100	-0-	-0-	-0-	-0-
	2014	$71,667	$7,800	-0-	-0-	-0-	-0-

Shawn A. Callahan	2016	$74,538	$0,000	-0-	$-0-	-0-	-0-
	2015	$62,102	$7,580	-0-	-0-	-0-	-0-
	2014	$63,006	$8,938	-0-	-0-	-0-	-0-

(1)	The dollar value of bonuses (cash and non-cash) received.

(2)	During the periods covered by the table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(3)	During the periods covered by the table, the Company made no restricted stock awards.

(4)	The Company currently has no stock option or restricted stock bonus plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood's common stock as of July 24, 2013, based upon 15,221,647 shares outstanding:

Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class
Common	Robert Callahan 819 Naff Boones Mill, Va.	9,501,632	(1)	62.4%

Common	Ronald Shiflett 638 Patti Road Rocky Mount, VA 24151	1,000,000		6.6%

(1)	Includes direct and indirect interests. There are 9,128,600 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of January 21, 2018

Management Ownership

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	9,501,632	(1)	62.4%

(1)	Includes direct and indirect interests. There are 9,128,600 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Ownership of shares by directors and officers of Metwood as a group: 62.4%

Changes in Control

The company entered into a contract on October 11, 2018 that will change control when completed. The new entity will be Emerge Nutraceuticals, Inc. a Florida corporation. This contract should be completed in the first quarter of 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

During the year ended June 30, 2005, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2016 and 2015 was $380,491 and $75,000, The large increase in rent was due to the prepaid rent as discussed previously.

On July 1, 2015, The Company entered into a renewed lease agreement with Cahas Mountain LLC, our controlling shareholder. This lease is for five years and involved the cash payment of $5,500.00 per month rent and annual prepaid rent amortization of $312,000.00

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by , Turner Stone & co. and L&L Accountants CPAs for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2016 and 2015:

	2016	2015

Audit fees	$25,000	$35,233
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$25,000	$35,233

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

All other fees: Consist of fees billed for all other services other than those reported above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

NUMBER	DESCRIPTION

3(i)*	Articles of Incorporation

3(ii)*	By-laws

10.1	Agreement with Emerge Nuetracueticals, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Incorporated by reference on Form 8-K filed February 16, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2019	/s/ Robert M. Callahan
Robert M. Callahan
President, CEO and Director

Date: February 12, 2019	/s/ Shawn A. Callahan
Shawn A. Callahan
Secretary/Treasurer/CFO and Director

