Form 10-Q
period 2016-09-30
METWOOD INC
filed 2019-03-01
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for compling with any new or revised financial accounting standard pursuant to section 13(a) of the Exchange act.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (no shares of preferred stock were issue and outstanding).

Common Stock, $.001 Par Value – 17,766,647 shares as of March 1, 2019

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company’s annual report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending June 30, 2017.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

METWOOD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND JUNE 30, 2016

(UNAUDITED)

	September 30, 2016	June 30, 2016

Current Assets
Cash and cash equivalents	$103,434	$91,309
Accounts receivable	194,478	201,502
Inventory	482,035	479,203
Other current assets	13,701	12,454
Total current assets	793,648	784,468
Property and Equipment
Leasehold improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	179,621	174,541
Machinery & Equipment	723,285	720,585
Vehicles	406,652	412,917
Land improvements	67,959	67,958
Total Property and Equipment	1,730,607	1,729,092
Less accumulated depreciation	(1,213,084)	(1,199,154)
Net Property and Equipment	517,524	529,938

Total assets	$1,311,172	$1,314,406

Current liabilities
Accounts payable and accrued liabilities	$127,272	$181,107
Accrued payroll expense	14,487	18,881
Note payable to related party	76,667	80,992
Total current liabilities	218,426	280,980

Long term liabilities
Convertible note payable- related company net of debt discount of $48,529	1,471	0
Total long term libilities	1,471	0

Total liabilities	219,897	280,980

Commitments and Contengencies Note 4

Stockholders' equity
Preferred stock ($.001 par) 40,000,000 shares authorized none outstanding
Common stock ($.001) 100,000,000 shares authorized 17,776,747 and 17,776,747 outstanding	17,775	17,775
Paid in capital	3,550,228	3,500,228
Accumulated deficit	(1,306,728)	(1,236,577)
Contra equity-prepaid rent	(1,170,000)	(1,248,000)
Total stockholders' equity	1,091,275	1,033,426
Total liabilities and stockolders' equity	$1,311,172	$1,314,406

See the accompaning notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
Gross sales	$525,505	$499,469
Cost of sales	(333,596)	(290,455)
Gross profit	191,909	209,014

Operating expenses expenses

Payroll expense	109,920	115,327
Other	173,388	115,137
Total operating expense	283,308	230,464

Operating income (loss)	(91,399)	(21,450)
Other income (expense)
Gain on disposal of assets	21,177	0
Other income (expense)	1,542	1,323
Interest expense	(1,471)	-1,015
Total other income expense	21,248	308
Total net loss before income taxes	(70,151)	(21,142)
Income tax benefit	0	3,828
Total net loss after income taxes	$(70,151)	$(17,314)

Basic earnings (loss) per share	$0.00	$0.00
Weighted number of shares outstanding	17,766,647	16,393,440

See the accompaning notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
Net loss	$(70,151)	$(17,314)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	13,930	16,456
Issuance of capital stock	0	120,000
Gain on insurance settlement	(21,177)	0
Amortization of note discount	1,471
Amortization of prepaid rent	78,000	0
(Increase) decrease in operating assets
Accounts receivable	2,699	(8,732)
Inventory	(2,833)	(54,616)
Prepaid expenses	0	(114,771)
Other current assets	(1,247)	5,016
Increase (Decrease in operating libilities
Accounts payable and accrued liabilities	(53,835)	89,579
Accrued payroll	(4,394)	0
Net cash provided (used) in operting activities	(57,537)	35,618
Investment Operations
Property and equipment purchases	(1,515)	(11,314)
Proceeds from insurance on assets	21,177	0
Total investments operations	19,662	(11,314)
Financing Activities
Advances from related party	0.00	(16,792)
Proceeds from convertible note	50,000	0
Total financing activities	50,000	(16,792)
Increase (decrease) in cash	12,125	7,512
Beginning cash	91,309	87,315
Ending cash	$103,434	$94,827

Supplemental Disclosure of Cash Flow Information

Interest paid	$0	$0
Income taxes paid	$0	0

Supplemental Disclosure of Non-Cash investing and financing activities
Debt discount on convertible note	$50,000	$0

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Metwood, Inc. (The Company) was incorporated under the laws of the State of Wyoming on June 19, 1969. On January 28, 2000, the Company, through a majority shareholder vote, changed its domicile to Nevada through a merger with EMC Energies, Inc., a Nevada corporation. The Company also changed its par value to $.001 and the amount of authorized common stock to 100,000,000 shares.

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

The Company provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwesternVirginia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses which raises substantial doubt about the Company’s ability to continue as a going concern. During the three months ended September 30, 2016, the Company incurred a loss from operations of $70,151 and has an accumulated deficit of $1,306,728. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended June 30, 2017. The condensed balance sheet at June 30, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Metwood, Inc.’s annual report on Form 10-K for the year ended June 30, 2016.

Fair Value of Financial Instruments - For certain of the Company’s financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At September 30, 2016, the allowance for doubtful accounts was $ 8,362. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three months ended September 30, 2016 and 2015, the net amount of bad debts charged off was $-0-.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method at September 30, 2016. The inventory at September 30, 2016 consisted of $369,494 in raw materials and $112,541 work in process.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through September 30, 2016.

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

Income Taxes - Income taxes are accounted for in accordance with FASB ASC 740, “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carryforwards where applicable. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended September 30, 2016 and 2015 were $-0- and $1,500, respectively.

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

If the convertible note is converted in it’s entirety the Company will issued 50,000,000 shares of common stock, the maximum conversion for any one year is 10,000,000. If the contract for change of control is consummated, then an additional 30,000,000 shares of common stock will be issued.

Recent Accounting Pronouncements – In February, 2016 the FASB issued ASU 20 16-0 2, “Leases (Topic 842)” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The adoption of this standard is not expected have a material impact on the Company’s consolidated financial statements.

Accounting Standard Update No. 2014-09, (“ASU 2014-09’) Revenue from Customers (Topic 606), became effective for us in the period ending June 30, 2019. No significant adjustment was required as a result of adopting the new revenue standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. The impact of the adoption of the new revenue standard is expected to be immaterial to the Company’s net income on an ongoing basis.

NOTE 3 - EARNINGS PER SHARE

Net loss and earnings per share for the three and six months ended September 30, 2016 and 2015 are as follows:

	2016	2015
Basic earnings (loss) per share	$0.00	$0.00
Weighted number of shares outstanding	17,766,647	16,393,440

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the year ended June 30, 2005, The Company into as sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house it’s manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease has a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction, this portion of the lease is covered in Note 6. The Company incurred rent expense of $16,500 for the three months ended September 30, 2016.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At September 30, 2016 and 2015, advances under this note are payable to Cahas Mountain Properties of approximately $77,000 and $81,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $20,000 and $20,000 at September 30, 2016 and June 30, 2016, respectively. The Company recognized interest expense of approximately $0 and $2,150 for the three months ended September 30, 2016 and 2015, respectively. The unpaid advances are due on demand.

On August 18,2016 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note matures on June 30, 2019. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in it’s entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $1,472 was amortized during the three months ended September 30, 2016.

NOTE 6 – EQUITY

During the three months ended September 30, 2016 The Company did not issue any preferred shares or common shares of stock. There are 100,000,000 shares of common stock authorized and at the quarter end there are 17,776,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

If the convertible note that is covered in the related party note (Note 5) and is converted into common stock of The Company, an additional 50,000,000 shares of common stock could be issued, resulting in dilution of the current shareholders. When the contract of October 11, 2018 is completed (see Note 9) there will be an additional 30,000,000 shares issued to the principals of Emerge Nutraceuticals, Inc.

NOTE 7 – CONCENTRATIONS OF CUSTOMER RISK

For the three months ended September 30, 2016, a table is presented to show customer concentration of over 10% for sales and accounts receivable.

	% of Sales	% of Open Accounts Receivable
84 Lumber	18.9	15.89
Builders First	15.0	14.14
David James Homes	0	12.14
Superior Home	0	21.67

NOTE 8. LEGAL PROCEEDINGS

On June 27, 2016, a law suit was brought against the Company alleging breach of contract. This action alleges that the Company failed to complete a contract that would have transferred control of the public portion of the Company to third parties. The Company attorneys has determined that there is an affirmative defense against this claim and that the company will prevail. See note 9.

NOTE 9. SUBSEQUENT EVENTS

The law suit in Note 8 was subsequently decided in the favor of the company and the judgment was upheld on appeal. Final judgment was rendered in October 2017.

A contract that will eventually change control of the company was entered into on October 11, 2018 and is planned to close within the first quarter of calendar year 2019.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and notes included herein. Further, this MD&A should be read in conjunction with the “Business” and “Risk Factors” sections within this Quarterly Report on Form 10-Q.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this interim report are “forward-looking” statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) as well as historical information. Some of our statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Notes to Financial Statements and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

On October 1, 2013, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Company’s Articles of Incorporation. The Amendment was approved by a “Unanimous Written Consent of The Board of Directors of Metwood, Inc.” on August 6, 2013, pursuant to the authority granted them by a “Written Consent of the Holders of a Majority of the Voting Shares of Metwood, Inc.” dated August 6, 2013. The information regarding this issue was fully disclosed in the Company’s Form 8-K Report filed on October 2, 2013. The Amendment incorporated the following changes:

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

Overview of The Company

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

Our primary products and services are:

•	TUFF BEAM - internally reinforced cold-formed steel beam
•	TUFF JOIST - cold-formed steel joint system
•	TUFF JOIST+ - internally reinforced cold-formed steel joist
•	TUFF FLOOR SYSTEM - combinations of TUFFBEAM, NUJOIST and TUFFJOIST are utilized to make up a complete floor system
•	TUFF DECK - concrete deck systems
•	RIM BEAM - internally reinforced CFS load distribution member
•	TUFF FRAME 3.5 & 5.5 - a fully proprietary panelized load bearing and non-load bearing CFS wall framing solution
•	TUFF TRUSS 2.0 - a proprietary roof and floor truss system
•	Aegis - Metwood is a distributor of Aegis Metal Framing’s cold-formed steel trusses SURE-SPAN™
•	Trimmable square columns
•	Joist reinforcers
•	Engineering, design and custom building services

Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although we believe the use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a “stick-built” construction method where components are laid out and assembled with nails and screws. Our Company’s founders saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

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

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Our company relies primarily on its own sales force to generate sales; additionally, however, we have distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilize the salespeople of wholesale yards stocking our products as an additional sales force. We are an authorized vendor for Lowe’s, Home Depot, 84 Lumber, ProBuild, and many more. We have several stocking dealers of our square columns and reinforcing products. We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships, we typically have a dealer to use. Our management intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license our technology and products to increase its distribution outside of Virginia, North Carolina and the South.

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

Competition

Nationally, we believe there are over one hundred manufacturers of the types of products produced by our Company. However, we contend that the majority of these manufacturers are using wood-only products or products without metal reinforcement. Our management has identified only one other manufacturer in the United States that manufactures a cold-formed steel beam. However, we have often found that our products are the only ones that will work within many customers’ design specs.

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

Dependence on One or a Few Major Customers

For the three months ended September 30, 2016, a table is presented to show customer concentration of over 10% for sales and accounts receivable.

	% of Sales	% of Open Accounts Receivable

84 Lumber	18.9	15.89
Builders First	15.0	14.14
David James Homes	0	12.14
Superior Home	0	21.67

Patents

We have nine U.S. Patents:

U.S. Patent Nos. 5,519,977 and 7,347,031, “Joist Reinforcing Bracket,” a bracket that reinforces wooden joists with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit.

U.S. Patent No. 5,625,997, “Composite Beam,” a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners.

U.S. Patent No. 5,832,691, “Composite Beam,” a composite beam that includes an elongated metal shell and a pierceable insert for receiving nails, screws or other penetrating fasteners. This is a continuation-in-part of

U.S. Patent No. 5,921,053, “Internally Reinforced Girder with Pierceable Nonmetal Components,” a girder that includes a pair of c-shaped members secured together so as to form a hollow box, which permits the girder

U.S. Patent Nos. D472,791S, D472,792S, D472,793S, and D477,210S, all modifications of Metwood’s Reinforcing Bracket, which will be used for repairs of wood I-joists.

Need for Government Approval of Principal Products

Our products must either be sold with an engineer’s seal or applicable building code approval. Currently, we are seeking International Code Council (“ICC”) code approval on our TUFFBEAMS. Once that approval is obtained, our products can be used in all fifty states and will eliminate the need for an engineer’s seal on individual products. To date, our company’s 2x10 floor joist reinforcer has received both Bureau Officials Code Association approval (2001) and ICC approval (2004).

Time Spent During the Last Two Fiscal Years on Research and Development Activities

An insignificant percent of our time and resources has been spent during the last two fiscal years researching and developing our metal/wood products, new product lines, and new patents. We have performed several tests with NTA, Inc. to achieve a cold compliance report on our TUFFBEAM and TUFFJOIST product lines. As of the date of this report the efforts are continuing, but not yet successfully completed.

Costs and Effects of Compliance with Environmental Laws

We do not incur any costs to comply with environmental laws. We are an environmentally friendly business in that our products are fabricated from recycled steel.

Number of Total Employees and Number of Full-Time Employees

The Company had 12 employees at September 30, 2016, eleven of whom were full time.

Changes in Results of Operations

We had a net loss of $70,151 for the three months ended September 30, 2016 compared to a net loss of $17,314 for the three months ended September 30, 2015. Gross profit decreased to 36.5% for the three months ended September 30, 2016 compared to 41.8% in the same period in 2015.

Liquidity and Capital Reserves – Cash flows used by operating activities for the three months ended September 30, 2016 were $(57,537) compared to cash provided $(35,618) for the three months ended September 30, 2015. The decrease comparing those two periods was primarily due to an increase in inventory, accounts payables and accrued expenses.

Cash flows provided in investing activities were $19,602 for the three months ended September 30, 2016 and cash flows used $11,314 for September 30, 2015, respectively, and the September 30,2016 use of funds resulted from the purchase of equipment. The increase in the cash provided was as a result of a gain on insurance proceeds of $21,177.

Cash flows provided from financing activities for the three months ended September 30, 2016 were an increase of $50,000 compared to decrease of $16,792 for the three months ended September 30, 2015 and were derived from the adoption of a convertible note of $50,000..

We have historically funded our cash needs through operating income and credit line draws as needed with a related company. We will continue to rely on sales revenue as our main source of liquidity and will incur debt primarily to fund inventory purchases as sales growth produces increased product demand. Liquidity needs that cannot be met by current sales revenue may also arise in certain unusual circumstances such as has previously occurred when rain and snow significantly slowed construction activity and resulted in a corresponding decline in demand for our products. In those circumstances, debt may be added to meet our fixed costs and to maintain inventory in anticipation of a spurt in product demand that generally occurs once a weather-related slowdown has ended.

On a long-term basis, we also anticipate that product demand will increase considerably once we get awarded our Code Compliance Report. As sales increase, we can add a second shift to meet the additional product demand without having to use funds to expand our production facilities. If additional cash becomes necessary to fund our growth, we may raise this capital through an additional follow-on stock offering rather than taking on more debt. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future. If we are unable to raise additional capital as needed, our growth potential will be adversely affected, and we would have to significantly modify our plans. Upon the date of this filing the code report has not been received, but management is putting in place a testing program to achieve this goal.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2016. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently involved in litigation but we believe this action will not have a material adverse effect on our financial condition or results of operations. The law suit alleges breach of contract, but our attorneys believe thare are mitigating factors that will allow us to prevail. There is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. This litigation was settled in favor of the Company in December 2017.

ITEM 1A - Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks described below, or elsewhere in this report on Form 10-Q, or our Company’s other filings with the Securities and Exchange Commission (the “SEC”) were to occur, our financial condition and results of operations could suffer, and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer, and the trading price of our common stock could decline.

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

We have a history of operating losses and may incur future losses – We incurred net losses of $70,151 for the three months ended September 30, 2016 and $17,314 for the three months ended September 30, 2015. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Exhibit
3.1(1)	Articles of Incorporation (1)
3.1(2)	Amendment to Articles of Incorporation (2)
3.2	New Adopted Bylaws (1)

10.1(3)	Agreement with Emerge Neutricueticals, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

____________

*filed herewith

(1)	Incorporated by reference on Form 8-K, filed February 16, 2000
(2)	Incorporated by reference on Form 8-K, filed October 2, 2013
(3)	Incorporated by reference on Form 10-k filed February 22, 2019

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2019	/s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: March 1, 2019	/s/ Shawn A. Callahan
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

