Form 10-Q
period 2016-12-31
METWOOD INC
filed 2019-03-01
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that can be expected for the year ending June 30, 2017.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

METWOOD, INC.

CONSENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND JUNE 30, 2016

(UNAUDITED)

	December 31, 2016	June 30, 2016

Current Assets
Cash and cash equivalents	$113,662	$91,309
Accounts receivable	185,871	201,502
Inventory	485,127	479,203
Other current assets	27,636	12,454
Total current assets	812,296	784,468
Property and Equipment
Leasehold Improvements	275,469	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	181,842	174,541
Machinery & Equipment	744,885	720,585
Vehicles	406,652	412,917
Land improvements	67,959	67,958
Total Property and Equipment	1,755,029	1,729,092
Less accumulated depreciation	(1,239,184)	(1,199,154)
Net Property and Equipment	515,845	529,938

Total assets	$1,328,141	$1,314,406

Current liabilities
Accounts payable and accrued expenses	$134,204	$181,107
Accrued payroll expense	17,921	18,881
Note payable to related party	76,182	80,992
Total current liabilities	228,307	280,980

Long term
Convertible note payable related party	5,882	0
Total long term liabilities	5,882	0
Total liabilities	234,189	280,980

Commitments and contingencies Note 4

Stockholder's equity

Preferred stock (par $.001) 40,000,000 shares authorized 0 outstanding
Common stock (par $.001) 100,000,000 authorized and authorized and 17,774,364 and 15,222,247 outstanding	17,775	17,775
Paid in capital	3,550,228	3,500,228
Accumulated deficit	(1,382,051)	(1,236,577)
Contra equity-prepaid rent	(1,092,000)	(1,248,000)
Total stockholders' equity	1,093,952	1,033,426

Total liaibliities and stockholders euityies and stockholders' equity	$1,328,141	1,314,406

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

FOR THE THREE AND SIX MONTHS PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

	Three Months		Six Months
	2016	2015	2016	2015
Gross sales	$509,360	349,183	$1,034,865	848,652
Cost of sales	(317,662)	(188,719)	(651,259)	(479,174)
Gross profit	191,698	160,464	383,606	369,478

Operating expenses

Advertising	5,052	5,877	15,601	14,930

Depreciation	7,747	9,256	13,779	18,513
Insurance	8,484	1,620	24,352	15,031
Payroll expense	118,419	115,159	228,339	230,487
Professional fees	485	14,323	11,778	35,550
Rent	95,000	22,500	195,500	45,000

Telephone	6,170	0	14,658	0
Vehicle	5,473	2,123	11,600	7,246
Other	15,799	25,311	32,418	59,879
Total operating expenses	262,629	196,169	548,025	426,636
Operating income (loss)	(70,931)	(35,705)	(164,419)	(57,158)
Income from insurance proceeds	0	0	21,117	0
Interest expense	(1,471)		(5,882)
Other income (expense)	(2,920)	31,174	3,711	29,506
Total other income	(4,391)	31,174	18,946	29,506
Net operating (loss) before income taxes	(75,322)	(4,531)	(145,473)	(27,652)
Income tax benefit	0	989	0	4,817

Net loss after taxes	$(75,322)	(3,542)	$(145,473)	(22,835)

Basic loss per share	$0.00	$0.00	$(0.01)	$0.00
Weighted number os shares outstanding	17,666,647	17,666,647	17,666,647	17,666,647

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Net Income (loss)	$(145,473)	$(22,835)
Depreciation	40,030	32,999
Gain on insurance settlement	(21,177)	0
Amortization of prepaid rent	156,000	0
Amortization of convertible debt discount	5,882	0
Provision for income tax	0	(4,817)
(Increase) decrease in operating assets
Accounts receivable	10,820	57,353
Inventory	(5,925)	(57,479)
Other current assets	(15,182)	4,407
Increase(Decrease) in liabilities
Accounts payable and accrued expenses	(46,903)	(187,373)
Accrued payroll	(960)	0
Net cash provided (used in operations)	(22,888)	(177,745)
Investment Operations
Property and equipment purchases	(25,936)	(21,731)
Proceeds from insurance on assets	21,177	0
Total cash provided (used) in investment
operations	(4,759)	(21,731)
Financing Activities
Convertible note related party	50,000	0
Advances from related party	0	135,208
Total financing activities	50,000	135,208
Increase (decrease) in cash	22,353	(64,268)
Beginning cash	91,309	100,434
Ending cash	$113,662	$36,166

Supplmental Disclosure of Cash Flow Information
Interest paid	$0	$741
Income taxes paid	$0	$0

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt discount on convertible note	$50,000	$0

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses which raises substantial doubt about the Company’s ability to continue as a going concern. During the six months ended December 31, 2016, the Company incurred a loss from operations of $145,473 and has an accumulated deficit of $1,382,051. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31,2016 are not necessarily indicative of the results that may be expected for the year ended June 30, 2017. The condensed balance sheet at June 30, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Cash and Cash Equivalents - For purposes of the Consolidated Statements of cash Flows, we consider liquid investments with an original maturity of six months or less to be cash equivalents. We maintain our cash in bank deposit accounts, which, at times, may exceed the federally insured limit of $250,000. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2016, the allowance for doubtful accounts was $ 8,362. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the six months ended December 31, 2016 and 2015, the net amount of bad debts charged off was $-0-.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method. At December 31, 2016 the inventory consisted of raw materials of $372,586 and work in process of $112,541.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31,2016.

Patents - We have been assigned several key product patents developed by certain company officers. No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment. The company has been developing additional products.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended December 31,2016 and 2015 were $-0- and $1,500, respectively.

Earnings Per Common Share - Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the quarters presented. There were no adjustments required to net loss for the years presented in the computation of diluted earnings per share. If the convertible note with the related party is converted in it’s entirety an additional 50,000,000 shares of common stock will be issued. The maximum number of shares that can be issued in any one year is 10,000,000. If the change of control contact is consummated than an additional 30,000,000 shares of common stock will be issued.

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

NOTE 3 - CONCENTRATIONS OF CUSTOMER RISK

For the six months ended December 31, 2016, the customers that individually accounted for 10% or more of our company’s revenues are shown in the table below

	% of Sales	% of Accounts Receivable
84 Lumber	15.7	0
Builders First Source	11.6	0
Capps Home Building	0	16.66
David James Homes	0	16.12
Superior Home	0	21.36

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

During the year ended June 30, 2005, The Company into as sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house it’s manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease has a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction. The Company incurred rent expense of $195,500 including the amortization of prepaid rent of $156,000 for the six months ended December 31, 2016.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At December 31, 2016 and 2015, advances under this note are payable to Cahas Mountain Properties of approximately $76,000 and $81,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $19,000 and $19,000 at December 31, 2016 and June 30, 2016 respectively. The Company recognized interest expense of approximately $0 and $2,150 for the six months ended December 31, 2016 and 2015, respectively, The unpaid advances are due on demand.

On August 18, 2016 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note expires on June 30, 2019. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in its entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $5,822 was amortized during the six months ended December 31, 2016.

NOTE 6 - EQUITY

During the six months ended December 31, 2016 The Company did not issue any preferred shares or common shares of stock. There are 100,000,000 shares of common stock authorized and at the quarter end there are 17,774,364 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

If the convertible note that is covered in the related party note (Note 5) and is converted into common stock of The Company, an additional 50,000,000 shares of common stock could be issued, resulting in dilution of the current shareholders. When the contract of October 11, 2018 is completed (see Note 8) there will be an additional 30,000,000 shares issued to the principals of Emerge Nutraceuticals, Inc.

NOTE 7 - LEGAL PROCEEDINGS

On June 27, 2016, a law suit was brought against the company alleging breach of contract. This action alleges that the company failed to complete a contract that would have transferred control of the public portion of the company to third parties. The company attorneys has determined that there is an affirmative defense against this claim and that the company will prevail. See note 8.

NOTE 8 - SUBSEQUENT EVENTS

The law suit in Note 7 was subsequently decided in the favor of the company and the judgment was upheld on appeal. Final judgment was rendered in October 2017.

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

Dependence on One or a Few Major Customers

For the six months ended December 31, 2016, the customers that individually accounted for 10% or more of our company’s revenues are shown in the table below

	% of Sales	% of Accounts Receivable
84 Lumber	15.7	0
Builders First Source	11.6	0
Capps Home Building	0	16.66
David James Homes	0	16.12
Superior Home	0	21.36

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

Number of Total Employees and Number of Full-Time Employees

The Company had 12 employees at December 31, 2016, eleven of whom were full time.

Changes in Results of Operations

We had a net loss of $145,473 for the six months ended December 31, 2016 compared to a net loss of $22,835 for the six months ended December 31, 2015. Gross profit increased to 37.1% for the six months ended December 31, 2016 compared to 35.7% in the same period in 2015.

Liquidity and Capital Reserves – Cash flows used by operating activities for the six months ended December 31, 2016 were $(22,888) compared to cash used $(117,745) for the six months ended December 31, 2015. The decrease comparing those two periods was primarily due to an increase in inventory, accounts payables and accrued expenses.

Cash flows used in investing activities were $4,819 for the six months ended December 31, 2016 and $21,731 for December 31, 2015, respectively, and resulted from the purchase of equipment during both periods, partially offset in 2016 by gain on the sale of asset.

Cash flows provided from financing activities for the six months ended December 31, 2016 were an increase of $50.000 compared to an increase of $135,208 for the six months ended December 31, 2015 and were derived from the adoption of a convertible note of $50,000, for December 31, 2016 and advances from a related party for December 31, 2015.

We had a net loss of $75,322 for the three months ended December 31, 2016 compared to a net loss of $3,542 for the three months ended December 31, 2015. Gross profit decreased to 37.6% for the six months ended December 31, 2016 compared to 45.9% in the same period in 2015.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2016. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

We have a history of operating losses and may incur future losses – We incurred net losses of $145,473 for the six months ended December 31, 2017 and $659,896 for the six months ended December 31, 2016. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Exhibit
3.1(1)	Articles of Incorporation (1)

3.1(2)	Amendment to Articles of Incorporation(2)

3.2	New Adopted Bylaws (1)

10.1(3)	Agreement with Emerge Neutricueticals, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

___________

*	filed herewith

(1)	Incorporated by reference on Form 8-K, filed February 16, 2000

(2)	Incorporated by reference on Form 8-K, filed October 2, 2013

(3)	Incorporated by reference on Form 10-K filed February 22, 2019

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2019	By:	/s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: March 1, 2019	By:	/s/ Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

