Form 10-Q
period 2017-03-31
METWOOD INC
filed 2019-03-01
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

PART I

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31 2017 are not necessarily indicative of the results that can be expected for the year ending June 30, 2016.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

METWOOD, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2017 AND JUNE 30, 2016

(UNAUDITED)

	March 31, 2017	June 30, 2016
Current Assets
Cash and cash equivalents	$127,926	$91,309
Accounts receivable	179,756	201,502
Inventory	488,383	479,203
Other current assets	12,874	12,454
Total current assets	808,939	784,468
Property and Equipment
Leasehold Improvements	275,469	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	190,741	174,541
Machinery & Equipment	750,285	720,585
Vehicles	405,863	412,917
Land improvements	67,959	67,958
Total Property and Equipment	1,768,539	1,729,092
Less accumulated depreciation	(1,259,199)	(1,199,154)
Net Property and Equipment	509,340	529,938

Total assets	$1,318,279	$1,314,406

Current liabilities
Accounts payable and accrued expenses	$221,062	$181,107
Accrued payroll expense	14,487	18,881
Note payable to related party	72,843	80,992
Total current liabilities	308,392	280,980

Long term liabilities
Convertible note - related party net of note discount	10,294	0
Total long term liabilities	10,294
Total liabilities	318,686	280,980
Stockholders' equity
Preferred stock (.001 par) 40,000,000 authorized none outstanding
Common stock (.001 par) 100,000,000 authorized, issued and outstanding 17,766,647	17,775	17,775
Paid in capital	3,550,228	3,500,228
Accumulated deficit	(1,554,410)	(1,236,577)
Contra equity-prepaid rent	(1,014,000)	(1,248,000)
Total shareholders' equity	999,593	1,033,426
Total liabilites and stockholders' equity	$1,318,279	$1,314,406

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	Three Months		Nine Months
	2017	2016	2017	2016
Gross sales	$365,197	381,595	$1,400,062	1,233,822
Cost of sales	(269,208)	(246,940)	(920,467)	(726,791)
Gross profit	95,989	134,655	479,595	507,031

Less administrative expenses

Advertising	5,203	6,192	20,803	21,122
Depreciation	9,461	0	23,240	18,513
Insurance	10,996	16,407	35,348	31,438
Payroll expense	113,971	89,400	342,310	319,887
Professional fees	22,433	3,512	34,211	39,061
Rent	82,500	22,500	278,000	67,500
Telephone	5,468	0	20,126	0
Vehicle	3,422	4,964	15,022	12,210
Other	15,528	22,317	47,946	82,197
Total adminstrative expenses	268,980	165,292	817,006	591,928
Operating income (loss)	(172,993)	(30,637)	(337,411)	(84,897)
Other income (expense)
Other income (expense)	4,985	1,822	8,696	33,713
Proceeds from insurance on assets	0	0	21,177	0
Interest expense	(4,412)	(1,211)	(10,294)	0
Total other income (expense)	573	611	19,579	33,713
Net loss before taxes	(172,420)	(30,026)	(317,832)	(54,207)
Defered tax benefit	0	7,415	0	11,660
Net loss after taxes	$(172,420)	(22,611)	$(317,832)	(42,548)

Basic net loss per share	$(0.01)	$0.00	(0.02)	$0.00
Weighted number of shares outstanding	17,766,647	17,666,647	17,766,647	17,666,647

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016

	2017	2016
Net loss	$(317,832)	$(42,548)
Depreciation	60,045	32,911
Proceeds from insurance on assets	(21,177)	0
Amortization of prepaid rent	234,000	0
Amortization of debt discount	10,294	0
Deferred tax benefit	0	(12,232)
(Increase) decrease in operating assets
Accounts receivable	13,596	46,100
Inventory	(9,181)	(97,272)
Other current assets	(420)	(64,889)
Increase (Decrease in operating libilities		3,105
Accounts payable and accrued expenses	39,955	28,966
Accrued payroll	(4,394)	0
Cash provided (used) by operations	4,886	(105,859)
Investment Operations
Property and equipment purchases	(39,446)	(33,224)
Proceeds from insurance on assets	21,177	0
Total cash used in invement opertions	(18,269)	(33,224)

Financing Activities
Note payable-related party	50,000	0
Related party advances	0	15,208
Additional paid in capital	0	120,000
Total cash provided by financing activities	50,000	135,208

Increase (decrease) in cash	36,617	(3,875)
Beginning cash	91,309	100,434
ending Cash	$127,926	$96,559

Supplmental Disclosure of Cash Flow Information
Interest paid	$0	$0
Income taxes paid	$0	$3,023

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt discount on convertible note	$50,000	$0

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Going Concern

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses which raises substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended March 31, 2017, the Company incurred a loss from operations of $317,832 and has an accumulated deficit of $1,554,410. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended June 30, 2017. The condensed balance sheet at June 30, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Metwood, Inc.'s annual report on Form 10-K for the year ended June 30, 2016.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2017, the allowance for doubtful accounts was $ 8,362. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the six months ended March 31, 2017 and 2016, the net amount of bad debts charged off was $-0- for each period.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method. The inventory at March 31, 2017 consisted of raw materials of $375,841 and work in process of $112,541.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended March 31, 2017 and 2016 were $-0- and $-0-, respectively.

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

If the convertible note is converted in its entirety, it will result in the issuance of 50,000,000 shares of common stock. The maximum conversion per year is 10,000,000 shares of common stock. If the contract to change control of the corporation is close, there will be 30,000,000 shares of common stock issued.

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

NOTE 3 - CONCENTRATIONS OF CUSTOMER RISK

For the six months ended March 31, 2017, all customers who individually accounted for 10% or more of our company’s revenues and accounts receivable.

Customer	% of Sales	% of Accounts Receivable
84 Lumber	10.1	10.84
Builders first Source	11.9	17.23
The Lester Group	14.6	-
David James Homes	-	26.77
Superior Home Services	-	10.46

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the year ended June 30, 2005, The Company into as sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house it’s manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease has a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction. The Company incurred rent expense of $278,000 including the amortization of prepaid rent of $234,000 for the nine months ended March 31, 2017.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At March 31, 2017 and 2016, advances under this note are payable to Cahas Mountain Properties of approximately $76,000 and $81,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $19,000 and $19,000 at March 31, 2017 and June 30, 2016 respectively. The Company recognized interest expense of approximately $0 and $2,150 for the nine months ended March 31, 2017 and 2016, respectively, The unpaid advances are due on demand.

On August 18,2016 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note expires on June 30, 2019. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in it’s entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $10,294 was amortized during the six months ended December 31, 2016.

NOTE 6 - EQUITY

During the nine months ended March 31, 2017 The Company did not issue any preferred shares or common shares of stock. There are 100,000,000 shares of common stock authorized and at the quarter end there are 17,766,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

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

NOTE 7 - LEGAL PROCEEDINGS

On June 27, 2016, a law suit was brought against the company alleging breach of contract. This action alleges that the company failed to complete a contract that would have transferred control of the public portion of the company to third parties. The company attorneys determined that there is an affirmative defense against this claim and that the company will prevail. See note 8.

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

Dependence on One or a Few Major Customers

For the three months ended March 31, 2017, all customers who individually accounted for 10% or more of the company’s revenues and accounts receivable are displayed in this table.

	% of Sales	% Accounts Receivable
84 Lumber	10.1	10.84
Builders First Source	11.9	14.06
Capps Home Building	10.1	0
David James Homes	-	15.30
Superior Home Services	-	10.46

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

Number of Total Employees and Number of Full-Time Employees

The Company had 12 employees at March 31 2017, eleven of whom were full time.

Changes in Results of Operations

We had a net loss of $172,420 for the three months ended March 31, 2017 compared to a net loss of $22,611 for the three months ended March 31 2016 and a net loss of $317,832 for the nine months ended March 31 2017 compared to a net loss of $42,548 for the nine months ended March 31 2016. Gross profit decreased to 26.3% for the three months ended March 31, 2017 compared to 35.3% in the same period in 2016. Gross profit decreased to 34.3% for the nine months ended March 31, 2017 compared to 41.1% in the same period 2016.

Liquidity and Capital Reserves – Cash flows provided by operating activities for the nine months ended March 31 2017 were $4,886 compared to cash used in operations of $105,859 for the nine months ended March 31 2016. The increase comparing those two periods was primarily due to an increase in inventory, accounts payables and accrued expenses.

Cash flows used in investing activities were $18,269 and used by $33,224 for the nine months ended March 31 2017 and 2016, respectively, and resulted from the purchase of equipment during both periods, partially offset by gain on incsurance for assets of $21,117 in 2017..

Cash flows gained from financing activities for the nine months ended March 31 2017 were an increase of $50,000 compared to increase of $135,208 for the nine months ended March 31 2016. The increase in the March 31, 2017, was a result of a $50,000 convertible note, and in March 31, 2016 from additional stock issuance.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31 2017. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

We have a history of operating losses and may incur future losses – We incurred net losses of $317,832 for the nine months ended March 31 2017 and $659,896 for the fiscal year ended June 30, 2016. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Exhibit
3.1(a)	Articles of Incorporation (1)
3.1(b)	Amendment to Articles of Incorporation(2)
3.2	New Adopted Bylaws (1)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

___________

*	filed herewith
(1)	Incorporated by reference on Form 8-K, filed February 16, 2000
(2)	Incorporated by reference on Form 8-K, filed October 2, 2013

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

