Form 10-K
period 2017-06-30
METWOOD INC
filed 2019-03-12
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard pursuant to section 13(a) of the Exchange act ☒

Indicate by check mark is the company is a shell company. Yes ☐ No ☒

As of March 1, 2019 the aggregate market value of the common shares outstanding (based upon the average of the bid price ($.08) reported on the OTCQB Market) held by non-affiliates was $329,101.

As of March 1, 2019, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 17,766,647 shares.

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

Dependence on One or a Few Major Customers

At June 30, 2017 and 2016, the Company had the following customer concentrations:

	Sales			Accounts Receivable
	2017	2016		2017	2016
Customer A	14%	13%		14%	15%
Customer B	12%	11	%*	15%	23%
Customer C	*	*		16%	*
Customer D	*	*		13%	*
Customer E	*	*		*	20

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

We had fourteen employees at June 30, 2017, thirteen of whom were full time.

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

Current volatility and disruption in the capital an d credit markets may continue to exert downward pressure on our stock price - The capital and credit markets have been experiencing extreme volatility and disruption over the past year. Stock markets in general, and our stock price in particular, have experienced significant volatility over the past year. Our stock recently traded at historic lows. In the future, there can be no assurance that price volatility in the stock markets in general will abate or that our stock price in particular will rise. Additionally, the volatility in the credit markets could impact our ability to access new financing.

We have a history of operating losses and may incur future losses. We incurred net losses of $434,612 for the fiscal year ended June 30, 2017 and $ 659,896 for the year ended June 30, 2016. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

Item 3. Legal Proceedings

On June 27,2016 a law suit was filed against the Company alleging breach of a contract that would have transferred the publicly held part of the Company to a third party. Management does believe that the effect of this proceeding is of a material nature, but the Company has an affiermative defense to the matter. This matter was ajudicated in the Company’s favor in December 2017.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the recent close of our common stock at February 4, 2019, of $.08 per share (with a 52-week high of $0..08), the market value of shares held by non-affiliates would be $329,101.

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

Year Ended June 30, 2017	High	Bid
First Quarter	$0.30	$0.20
Second Quarter	$0.20	$0.15
Third Quarter	$0.15	$0.13
Fourth Quartet	$0.13	$0.10

Year Ended June 30, 2016

First Quarter	$0.65	$0.12
Second Quarter	$0.51	$0.12
Third Quarter	$0.12	$0.18
Fourth quarter	$0.67	$0.25

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

Results of Operations

Below are selected financial data for the years ended June 30, 2017 and 2016:

	2017	2016
Revenues	$1,864,222	$1,781,062
Net loss	$(434,612)	$(659,896)
Net loss per common share	$(0.02)	$(0.04)
Weighted average common shares	17,766,647	17,766,647

At June 30, 2017 and 2016:

Total assets	$1,254,533	$1,314,406
Working capital	$505,886	$503,488
Stockholders’ equity	$960,814	$1,033,426

No dividends have been declared or paid during the periods presented.

Revenues and cost of sales - Gross sales increased $82,125, or 5%, for the year ended June 30, 2017 ("fiscal 2017") compared to the year ended June 30, 2016 ("fiscal 2016"). Gross profit in creased $27,339 (4%) from fiscal 2016 to fiscal 2017.

The Company's sales increased for fiscal 2017 versus 2016 reflects an increase in the overall economy and in the building industry in particular, although the commercial market has continued to increase and the residential market is showing increased activity. The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gage steel truss system, begun in March 2008.

Cost of sales in creased $54,786, or 4.9%, in fiscal 2017 compared to fiscal 2016, representing a disproportionate increase compared to the 4% increase in gross sales. Material costs, primarily metal products, were significantly higher in fiscal 2017 compared to fiscal 2016 and accounted for much of the disproportional inecrease.

Operating expenses - These costs increased $24,438 from fiscal 2016 to fiscal 2017. The increase was in large part from much higher rent expense. We are invested in decreasing expenditures where possible in order to maximize our net earnings.

Other income (expense) - Other i nc om e in fiscal 2017 were $8,697 compared to other income of $31,547 in fiscal 2016. The change was the result of the sale of assets that were no longer needed.

Income Taxes – Management determined in fiscal 2016 that the inability of the Company to generate profits made the utilization of the previously established tax valuation reserve unlikely,therefore it was charged against the current period operations resulting in an additional expense of $245,233.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Metwood, Inc.

Boones Mill, Virginia

We have audited the accompanying consolidated balance sheets of Metwood, Inc. and its subsidiary (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metwood, Inc. and its subsidiary as of June 30, 2017 and 2016, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 12, 2019

METWOOD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND 2016

	2017	2016
Current Assets
Cash and cash equivalents	$67,854	$91,309
Accounts receivable, net of reserve	184,290	201,502
Inventory	518,001	479,203
Other current assets	14,755	12,454
Total current assets	784,900	784,468
Property and Equipment improvements
Leasehold Improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	186,517	174,541
Machinery & Equipment	741,884	720,585
Vehicles	393,887	412,917
Land improvements	67,959	67,958
Total property and equipment	1,743,338	1,729,092
Less accumulated depreciation	(1,273,705)	(1,199,154)
Net property and equipment	469,633	529,938

Total assets	$1,254,533	$1,314,406

Current liabilities
Accounts payable and accrued expenses	$178,928	$181,107
Accrued payroll expense	22,625	18,881
Note payable due on demand	77,460	80,992
Total current liabilities	279,013	280,980

Long term liabilities
Convertible note payable-related party net of discount is $35,294 at June 30, 2017	14,706	0
Total long term liabilities	14,706	0
Total liabilities	293,719	280,980

Commitments and contingencies Note 4

Shareholders' equity
Preferred stock (par $.001) 40,000,000 shares authorized 0 outstanding
Common stock (par $.001) 100,000,000 authorized outstanding 17,766,647	17,767	17,767
Paid in capital	3,550,236	3,500,236
Accumulated deficit	(1,671,189)	(1,236,577)
Contra equity-prepaid rent	(936,000)	(1,248,000)
Total stockholders' equity	960,814	1,033,426
Total liabilities and stockholders' equity	$1,254,533	$1,314,406

See accompanying notes to consolidated financial statements.

METWOOD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Gross sales	$1,864,222	$1,781,062
Cost of sales	1,169,569	1,113,748
Gross profit	694,653	667,314

Operating expenses

Advertising	27,330	26,513
Bad debt recovery	(47)	1,202
Depreciation	27,676	35,260
Insurance	40,419	44,519
Payroll expense	445,573	422,261
Professional fees	39,089	43,588
Rent related party	379,640	380,491
Repairs and maintenance	6,670	52,495
Research and development	52,130	5,700
Telephone	25,621	29,105
Vehicle	24,407	19,558
Other	69,454	52,832
Total operating expenses	1,137,962	1,113,524

Operating income (loss)	(443,309)	(446,210)

Other Income (expense)
Interest	(23,184)	(4,370)
Gain on sale of asset	25,988	28,682
Other Income (expense)	5,893	7,235
Total Other Income (expense)	8,697	31,547
Net income (loss) before taxes	(434,612)	(414,663)
Income taxes	0	(245,233)
Net (loss)	$(434,612)	$(659,896)
Basic loss per share	$(0.02)	$(0.04)
Weighted number of shares outstanding	17,766,647	17,766,647

See accompanying notes to consolidated financial statements.

METWOOD, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AS OF JUNE 30, 2017 AND 2016

			Common	Common
	Common	Common	Shares not	Shares not	Additional			Total
	Shares	shares	yet issued	yet issued	Paid-in	Prepaid	Retained	Shareholders'
	(000s)	($.001 Par)	(000s)	($0.001 Par)	Capital	Rent	Earnings	Equity

Balances June 30, 2015	15,223	$15,223	53	$53	1,917,727	$-	(576,681)	$1,356,322

Common stock issued for rent	2,400	2,400		0	1,557,600	(1,560,000)		0
Common stock subscribed	144	144	(53)	(53)	24,909			25,000
Amortization of prepaid rent						312,000
Net loss for year							(659,896)	-659,896
Balances June 30 2016	17,767	$17,767	0	0	3,500,236	(1,248,000)	(1,236,577)	1,033,426

Amortization of prepaid rent						312,000		312,000
Convertible note					50,000			50,000
Net loss for year							(434,612)	(434,612)
Balances June 30, 2017	17,767	$17,767	0	$0	$3,500,236	$(936,000)	(1,671,189)	$960,814

See accompanying notes to consolidated financial statements.

METWOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Net loss	$(434,612)	$(659,896)
Adjustments to reconcile net loss to net cash provided by (used in)
Depreciation	81,587	81,338
Gain on sale of assets	(25,988)	(28,682)
Allowance for inventory obsolescence	25,738	33,702
Amortization of prepaid rent	312,000	312,000
Amortization of convertible note discount	14,706
(Increase) decrease in operating assets
Accounts receivable	2,680	(90,704)
Inventories	(64,536)	(27,823)
Other current assets	(2,301)	23,889
Deferred tax asset	0	245,233
Increase (decrease) in liabilities
Accounts payable and accrued expenses	8,821	59,106
Accrued payroll	3,744	12,501
Net cash provided (used) by investment activities	(78,161)	(39,336)

Investment activities
Property and equipment purchases	(22,736)	(10,351)
Proceeds from disposal of property and equipment	27,442	28,682
Net cash provided by investment activities	4,706	18,331

Financing activities
Convertible note-related party	50,000	0
Proceeds from sale of common stock	0	25,000
Total cash provided financing operations	50,000	25,000
Increase (decrease) in cash	$(23,455)	3,994
Beginning cash	91,309	87,315
Ending cash	$67,854	91,309

Supplemental Disclosure of cash flow information
Interest paid	$0	0
Income tax paid	$0	0
Supplemental Disclosure of Non-cash flow information
Common stock issued for prepaid rent	$-	$1,560,000
Capitalized inventory	$-	$243,419
Notes payable related party advances through Accounts payable	$14,532	$32,000
Notes payable related party payments through Accounts receivable	$(11,000)	$(16,792)
Discount on convertible debt	$50,000	0

See accompanying notes to consolidated financial statements.

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

Going Concern

The consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses which raises substantial doubt about the Company’s ability to continue as a going concern. During the year ended June 30, 2017, The Company incurred a loss from operations of $434,612 and has an accumulated deficit of $1,671,189. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits.

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

Cash and Cash Equivalents – For purposes of the Consolidated Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash in bank deposit accounts, which, at times, may exceed the federally insured limit of $250,000. The Company has not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable – The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2017 and 2016, the allowance for doubtful accounts was $8,362 and $8,362 respectively, specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2017 and 2016, the bad debt expense was $(47) and $1,202, respectively.

Inventory – Raw material inventory, consisting primarily of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method, comparative inventory values are shown below:

	2017	2016
Raw materials	$433,637	$390,473
Work in process	84,364	88,730
Total inventory	$518,001	$479,203

The Company recorded an inventory reserve of $25,788 and $33,702 during the years ended June 30, 2017 and 2016, respectively.

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

	Useful Life	2017	2016

Leasehold improvements	39	$274,869	$274,869
Furniture, fixtures and equipment	5	78,222	78,222
Computers and software	3	186,517	174,541
Machinery and equipment	10	741,884	720,585
Vehicles	5	393,887	412,917
Land improvements	39	67,959	67,958
Total property and equipment		1,743,338	1,729,092
Less accumulated depreciation		(1,273,705)	(1,199,154)
Total property and equipment		$469,633	$529,938

Impairment of Long-lived Assets – The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through June 30, 2017 and 2016.

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

Research and Development – The Company performs research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the year ended June 30, 2017, expenses were $52,130 and for the year ended June 30, 2016, expenses were $5,700.

Advertising – The Company expenses costs as incurred. However, certain expenditures are treated as prepaid (such as trade show fees) if they are for goods or services which will not be received until after the end of the accounting period. These costs are subsequently recognized as expenses in those periods in which the good or services are received.

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

During the future fiscal years the Company may be required to issued up to fifty million shares of common stock to satisfy a convertible note entered into in August 2016. This note expires on June 30, 2019 and 10,000,000 shares of common stock can be issued in any year. When the contract noted in the subsequent events Note 9 is consummated the Company will be required to issue an additional 30,000,000 shares of common stock.

Recent Accounting Pronouncements

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with its controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances are repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year. At June 30, 2017 and 2016, advances payable to Cahas Mountain Properties of approximately $77,000 and 81,000, respectively. Accrued interest payable to Cahas Mountain Properties total approximately $28,000 and $19,000 for the years ended June 30, 2017 and 2016, respectively. The Company recognized interest expense of approximately $23,000 and $4,000 for the years ended June 30, 2017 and 2016, respectively. Sales to Cahas Mountain, LLC was approximately $12,000 and $19,000. As of June 30, 2017 and 2016, the related accounts receivable totaled approximately $0 and $2,000, respectively.

On August 18, 2016 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note expires on June 30, 2019. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in its entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $14,706 was amortized and included in interest expense during the year ended June 30, 2017.

NOTE 4 - COMMITMENT AND CONTINGENCIES

During the year ended June 30, 2005, the Company entered into a sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house its manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease terms have a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction, this portion of the lease is covered in Note 8.

Future annual commitments under the current operating lease are:

	Payments in cash	Amortization of Contra equity account

Fiscal year end June 30, 2018	66,000	312,000
Fiscal year end June 30, 2019	66,000	312,000
Fiscal year end June 30, 2020	66,000	312,000
Total commitments	$198,000	$936,000

At June 30, 2017 and 2016, the Company had the following customer concentrations:

	Sales			Accounts Receivable
	2017	2016		2017	2016
Customer A	14%	13%		14%	15%
Customer B	12%	11	%*	15%	23%
Customer C	*	*		16%	*
Customer D	*	*		13%	*
Customer E	*	*		*	20%

*Amounts to less than 10%

NOTE 5 - EQUITY

During the year ended June 30, 2017 the Company did not issue any preferred or common shares. There are 100,000,000 shares of common stock authorized and at the year end there are 17,766,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

If the convertible note that is covered in the related party transactions (Note 3) is converted into common stock of the Company, an additional 50,000,000 shares of common stock could be issued, resulting in dilution of the current shareholders. When the contract of October 11, 2018 is completed (see Note 8) there will be an additional 30,000,000 shares issued to the principals of Emerge Nutraceuticals, Inc.

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

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 39% is as follows:

	2017	Tax Rate	2016	Tax Rate
Expected income tax benefit at statutory rate of 39%	$169,000	39%	$162,000	39%
Permanent differences	(124,000)	(30%)	(126,000)	(30%)
Change in estimate	(17,000)	(4%)	0
Change in valuation allowance	(28,000)	(6%)	281,000	(68%)
Income tax expense (benefit)	$-0-		$245,000	59%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	2017	2016
Tax benefit of net operating loss carry-forward	$465,000	$451,000
Book and tax difference	89,000	75,000
Less: valuation allowance	(554,000)	(526,000)
Net deferred tax asset	$0	$0

The Company had a federal net operating tax loss carry-forward of approximately $1,177,000 as of June 30, 2017. The loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2020. .

At June 30, 2017 the deferred tax valuation allowance increased by $28,000. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of June 30, 2017 and 2016, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended June 30, 2017 and 2016, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

NOTE 7: LEGAL PROCEEDINGS

On June 27, 2016 a lawsuit was filed alleging breach of contract. The contract in question would have changed the control of the public company to a third party. Management has determined that judgment will be in the favor of the Company, consequently no amounts have been accrued related to this matter.

See Note 9.

NOTE 8 – STOCKHOLDER’S EQUITY

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

NOTE 9 - SUBSEQUENT EVENTS

In October 2017 the legal matter referred to in Note 7 was decided by a court and confirmed on appeal that the Company was not in breach of contract.

On October 11, 2018, the Company entered into a contract with Emerge Nutraceuticals, a Florida corporation. When completed this contract will transfer all of Metwood’s assets and liabilities to its current controlling shareholder and Emerge Nutraceuticals, Inc. will become the reporting entity.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There is no change in Accountants, nor disagreements with the current or prior accountants, nor any changes to the prior years financial statements as issued.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2017 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 130 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2017 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his respective positions:

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

Education: MBA Accounting, University of Phoenix B.S. Computer Science and Mathematics, Virginia Military Institute. Since starting with Metwood, Inc. in May 1996, Mr. Callahan has played a major role in the restructuring of the Company, increasing production, improving efficiency, and developing computer aids for the Company.

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

Based solely on a review of the forms received covering purchase and sale transactions in the Company's common stock during the fiscal year ended June 30, 2017, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan, and our Chief Financial Officer, Shawn A. Callahan:

Summary Compensation Table

	Fiscal Year	Annual Salary	Bonuses	Other Compen- sation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
			(1)	(2)	(3)	(4)	(4)
Robert M. Callahan	2017	$87,115	$-0-	-0-	$-0-	-0-	-0-
	2016	$55,192	$-0-	-0-	-0-	-0-	-0-
	2015	$71,667	$7,800	-0-	-0-	-0-	-0-

Shawn A. Callahan	2017	$74,422	$-0-	-0-	$-0-	-0-	-0-
	2016	$74,538	$-0-	-0-	-0-	-0-	-0-
	2015	$62,102	$7,580	-0-	-0-	-0-	-0-

(1)	The dollar value of bonuses (cash and non-cash) received.

(2)	During the periods covered by the table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(3)	During the periods covered by the table, the Company made no restricted stock awards.

(4)	The Company currently has no stock option or restricted stock bonus plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood's common stock as of March 7, 2019 based upon 17,766,647 shares outstanding:

Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class
Common	Robert Callahan 819 Naff Boones Mill, Va.	11,776,647	(1)	66.2%

Common	Ronald Shiflett 638 Patti Road Rocky Mount, Va.	1,000,000		5.6%

____________

(1)	Includes direct and indirect interests. There are 11,053,600 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of March 7, 2019

Management Ownership

Title of Class	Name and Address of Beneficial Owner	No. of Shares	Percent of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	11,776,634	66.2%

Ownership of shares by directors and officers of Metwood as a group: 66.2%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

During the year ended June 30, 2005, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2017 and 2014 was $380,491 and $75,000, The large increase in rent was due to the prepaid rent as discussed previously.

On July 1, 2015, the Company entered into a renewed lease agreement with Cahas Mountain LLC, our controlling shareholder. This lease is for five years and involved the cash payment of $5,500.00 per month rent and annual prepaid rent amortization of $312,000.00

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by , Turner Stone & co. and L&L Accountants CPAs for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2017 and 2016:

	2017	2016
Audit fees	$30,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$30,000	$25,000

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

All other fees: Consist of fees billed for all other services other than those reported above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

NUMBER	DESCRIPTION
3(i)*	Articles of Incorporation

3(ii)*	By-laws

10.1 **	Agreement with Emerge Nuetracueticals, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securties Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Incorporated by reference on Form 8-k filed February 16, 2000

** Incorporated by reference on Form 10-K filed February 22, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2019	By:	/s/ Robert M. Callahan
Robert M. Callahan
President, CEO and Director

Date: March 12, 2019		/s/ Shawn A. Callahan
Shawn A. Callahan
Secretary/Treasurer/CFO and Director

