Form 10-Q
period 2017-09-30
METWOOD INC
filed 2019-05-21
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for compling with any new or revised financial accounting standard pursuant to section 13(a) of the Exchange act. ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (no shares of preferred stock were issue and outstanding).

Common Stock, $.001 Par Value – 17,766,647 shares as of March 10, 2019

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company’s annual report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending June 30, 2018.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

METWOOD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND JUNE 30, 2017

(UNAUDITED)

	September 30, 2017	June 30, 2017
Current Assets
Cash and cash equivalents	$80,123	$67,854
Accounts receivable	171,583	184,290
Inventory	407,943	518,001
Other current assets	12,539	14,755
Total current assets	672,188	784,900
Property and Equipment
Leasehold Improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	189,420	186,517
Machinery & Equipment	741,884	741,884
Vehicles	393,887	393,887
Land improvements	67,959	67,959
Total Property and Equipment	1,746,241	1,743,338
Less accumulated depreciation	(1,293,530)	(1,273,705)
Net Property and Equipment	452,711	469,633

Total assets	$1,124,899	$1,254,533

Current liabilities
Accounts payable and accrued liabilities	$125,723	$178,928
Accrued payroll expense	4,167	22,625
Note payable to related party	77,460	77,460
Total current liabilities	207,350	279,013

Long term liabilities
Convertible note payable-related company net of debt discount of $30,882 and $35,294, respectively	19,118	14,706
Total long term libilities	19,118	14,706

Total liabilities	226,468	293,719

Commitments and Contengencies Note 4

Stockholders' equity
Preferred stock ($.001 par) 40,000,000 shares authorized none outstanding
Common stock ($.001) 100,000,000 shares authorized 17,776,747 and 17,766,747 outstanding	17,767	17,767
Paid in capital	3,550,236	3,550,236
Accumulated deficit	(1,811,572)	(1,671,189)
Contra equity-prepaid rent	(858,000)	(936,000)
Total stockholders' equity	898,431	960,814
Total liabilities and stockolders' equity	$1,124,899	$1,254,533

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	2017	2016
Gross sales	$530,043	$525,505
Cost of sales	(389,255)	(333,596)
Gross profit	140,788	191,909

Operating expenses expenses

Payroll expense	115,366	109,920
Other	162,479	173,388
Total operating expense	277,845	283,308

Operating income (loss)	(137,057)	(91,399)
Other income (expense)
Gain on disposal of assets	0	21,177
Other income (expense)	1,086	1,542
Interest expense	(4,412)	(1,471)
Total other income (expense)	(3,326)	21,248
Net operating loss	(140,383)	(70,151)
Provision for income taxes	0	0
Net loss	$(140,383)	$(70,151)

Basic earnings (loss) per share	$(0.01)	$0.00
Weighted number of shares outstanding	17,766,647	17,766,647

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	2017	2016
Net loss	$(140,383)	(70,151)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	19,825	13,930
Amortization of note discount	4,412	1,471
Amortization of prepaid rent	78,000	78,000
Gain on disposal of assets	0	(21,177)
(Increase) decrease in operating assets
Accounts receivable	12,707	2,699
Inventory	110,058	(2,833)
Other current assets	2,216	(1,247)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(53,205)	(53,835)
Accrued payroll	(18,458)	(4,394)
Net cash provided (used) in operting activities	15,172	(57,537)
Investment activities
Property and equipment purchases	(2,903)	(1,515)
Proceeds from insurance on assets	0	21,177
Net cash provided (used) in investing activities	(2,903)	19,662
Financing Activities
Advances from related party	0	0.00
Proceeds from convertible note	0	50,000
Net cash provided by (used) in financing activities	0	50,000
Increase (decrease) in cash	12,269	12,125
Beginning cash	67,854	91,309
Ending cash	$80,123	$103,434

Supplemental Disclosure of Cash Flow Information

Interest paid	$0	$0
Income taxes paid	$0	$0

Supplemental Disclosure of Non-Cash investing and financing activitiies
Debt discount on convertible note	$0	$50,000

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Metwood, Inc. (The Company,our,we) was incorporated under the laws of the State of Wyoming on June 19, 1969. On January 28, 2000, the Company, through a majority shareholder vote, changed its domicile to Nevada through a merger with EMC Energies, Inc., a Nevada corporation. The Company also changed its par value to $.001 and the amount of authorized common stock to 100,000,000 shares.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses since inception which raises substantial doubt about the Company’s ability to continue as a going concern. During the three months ended September 30, 2017, the Company incurred a loss from operations of $140,383 and has an accumulated deficit of $1,811,572. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended June 30, 2018. The consolidated balance sheet at June 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Metwood, Inc.’s annual report on Form 10-K for the year ended June 30, 2017.

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

Cash and Cash Equivalents - For purposes of the CondensedConsolidated Statements of cash Flows, we consider liquid investments with an original maturity of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts, which, at times, may exceed the federally insured limit of $250,000. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At September 30, 2017, the allowance for doubtful accounts was $ 8,362. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three months ended September 30, 2017 and 2016, the net amount of bad debts charged off was $-0-.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method at September 30, 2017. The inventory at September 30, 2017 consisted of $294,912 in raw materials and $113,025 work in process.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the fair value. There have been no such impairments of long-lived assets through September 30, 2017.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended September 30, 2017 and 2016 were $740 and $-0-, respectively.

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

If the convertible note is converted in its entirety the Company will issued 50,000,000 shares of common stock, the maximum conversion for any one year is 10,000,000. If the contract for change of control is consummated, then an additional 30,000,000 shares of common stock will be issued.

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

NOTE 3 CONCENTRATIONS OF CUSTOMER RISK

For the three months ended September 30, 2017, a table is presented to show customer concentration of over 10% for sales and accounts receivable.

	% of Sales		% of Open Accounts Receivable
	2017	2016	2017	2016
84 Lumber	*	18.9	*	15.9
Builders First	21.9	15	14.93	14.14
David James Homes	*	*	27.92	12.14
Superior Home	*	*	10.58	21.67

________

*Total less than 10%

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the year ended June 30, 2005, The Company into as sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house it’s manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease has a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction. The Company incurred rent expense of $100,000 for the ,three months ended September 30, 2017, $78,000 of this figure was amortization of prepaid rent.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At September 30, 2017 and 2016, advances under this note are payable to Cahas Mountain Properties of approximately $77,000 and $77,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $20,000 and $20,000 at September 30, 2017 and June 30, 2016, respectively. The Company recognized interest expense of approximately $4,412 and $-0- for the three months ended September 30, 2017 and 2016, respectively. The unpaid advances are due on demand.

On August 18, 2016 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note matures on June 30, 2019. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in its entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $4,412 and $1,472 was amortized during the three months ended September 30, 2017 and 2016, respectively. The unamortized debt discount was $30,882 at September 30, 2017, and $35,294 and June 30,2017, respectively.

NOTE 6 – EQUITY

During the three months ended September 30, 2017 The Company did not issue any preferred shares or common shares of stock. There are 100,000,000 shares of common stock authorized and at the quarter end there are 17,766,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

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

NOTE 7. LEGAL PROCEEDINGS

On June 27, 2016, a law suit was brought against the Company alleging breach of contract. This action alleges that the Company failed to complete a contract that would have transferred control of the public portion of the Company to third parties. The Company attorneys has determined that there is an affirmative defense against this claim and that the company will prevail. See note 8.

NOTE 8. SUBSEQUENT EVENTS

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

Dependence on One or a Few Major Customers

For the three months ended September 30, 2017, a table is presented to show customer concentration of over 10% for sales and accounts receivable.

	% of Sales		% of Open Accounts Receivable
	2017	2016	2017	2016
84 Lumber	*	18.9	*	15.9
Builders First	21.9	15	14.93	14.14
David James Homes	*	*	27.92	12.14
Superior Home	*	*	10.58	21.67

________

*Total less than 10%

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

Number of Total Employees and Number of Full-Time Employees

The Company had 12 employees at September 30, 2017, eleven of whom were full time.

Changes in Results of Operations

We had a net loss of $140,383 for the three months ended September 30, 2017 compared to a net loss of $70,151 for the three months ended September 30, 2016. Gross profit decreased to 26.6% for the three months ended September 30, 2017 compared to 36.5% in the same period in 2016.

Liquidity and Capital Reserves – Cash flows provided by operating activities for the three months ended September 30, 2017 were $15,172 compared to cash used $(57,537) for the three months ended September 30, 2016. The decrease comparing those two periods was primarily due to an increase in inventory, accounts payables and accrued expenses.

Cash flows used in investing activities were $2,903 for the three months ended September 30, 2017 and cash flows provided were $19,662 for September 30, 2016, respectively, and the September 30, 2017 use of funds resulted from the purchase of equipment. The increase in the cash provided was as a result of a gain on disposition of assets of $21,177 for 2016.

Cash flows provided from financing activities for the three months ended September 30, 2017 were a decrease of $50,000 compared to increase of $50,000 for the three months ended September 30, 2016 and the 2016 increase were derived from the discount of a convertible note of $50,000.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2017. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

We have a history of operating losses and may incur future losses – We incurred net losses of $140,383 for the three months ended September 30, 2017 and $70,751 for the three months ended September 30, 2016. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2017.

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

________

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

Date: May 20, 2019	/s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: May 20, 2019	/s/ Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

