Form 10-Q
period 2017-12-31
METWOOD INC
filed 2019-05-21
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Common Stock, $.001 Par Value – 17,766,647 shares as of March 12, 2019

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that can be expected for the year ending June 30, 2018.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

METWOOD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND JUNE 30, 2017

(UNAUDITED)

	December 31, 2017	June 30, 2017

Current Assets
Cash and cash equivalents	$71,217	$67,854
Accounts receivable	229,682	184,290
Inventory	373,874	518,001
Other current assets	12,746	14,755
Total current assets	687,519	784,900
Property and Equipment
Leasehold Improvements improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	189,419	186,517
Machinery and equipment	741,884	741,884
Vehicles	415,528	393,887
Land improvements	67,959	67,959
Total Property and Equipment	1,767,881	1,743,338
Less accumulated depreciation	(1,313,355)	(1,273,705)
Net Property and Equipment	454,526	469,633

Total assets	$1,142,045	$1,254,533

Current liabilities
Accounts payable and accrued expenses	$192,560	$178,928
Accrued payroll expense	19,477	22,625
Note payable to related party	77,460	77,460
Total current liabilities	289,497	279,013

Long term liabilities
Convertible note payable to related company less note discount of $26,470 and $35,294, respectively	23,530	14,706
Total long term liabilities	23,530	14,706
Total liabilities	313,027	293,719

Commitments and contingencies Note 4

Stockholder's equity

Preferred stock (par $.001) 40,000,000 shares authorized 0 outstanding Common stock (par $.001) 100,000,0000 authorized and 17,766,647 Issued and outstanding	17,767	17,767
Paid in capital	3,550,236	3,550,236
Accumulated deficit	(1,958,985)	(1,671,189)
Contra equity-prepaid rent	(780,000)	(936,000)
Total stockholders' equity	829,018	960,814
Total liabilities and stockholders' equity	$1,142,045	1,254,533

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

FOR THE THREE AND SIX MONTHS PERIODS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

	Three Months		Six Months
	2017	2016	2017	2016
Gross sales	$550,680	509,360	1,080,722	1,034,865
Cost of sales	(390,807)	(317,662)	(780,062)	(651,259)
Gross profit	159,873	191,698	300,660	383,606

Operating expenses

Advertising	13,706	5,052	25,566	15,601
Depreciation	7,550	7,747	15,100	13,779
Insurance	12,151	8,484	20,286	24,352
Payroll expense	114,403	118,419	229,769	228,339
Professional fees	10,697	485	12,578	11,778
Rent	101,800	95,000	201,800	195,500
Telephone	5,307	6,170	7,698	14,658
Vehicle	8,016	5,473	15,481	11,600
Other	30,258	15,799	53,242	32,418
Total operating expenses	303,888	262,629	581,520	548,025
Operating income (loss)	(144,015)	(70,931)	(280,860)	(164,419)
Gain on insurance settlement	0	0	0	21,117
Interest expense	(4,412)	(1,471)	(8,824)	(5,882)
Other income (expense)	715	(2,920)	1,892	3,711
Total other income	(3,697)	(4,391)	(6,932)	18,946
Net operating (loss) before income taxes	(147,712)	(75,322)	(287,792)	(145,473)
Provision for income taxes	0	0	0	0
Net loss	$(147,712)	(75,322)	$(287,792)	(145,473)

Basic loss per share	$(0.01)	$0.00	$(0.02)	$(0.01)
Weighted number os shares outstanding	17,766,647	17,766,647	17,766,647	17,766,647

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

	2017	2016
Net (loss)	$(287,792)	$(145,473)
Depreciation	39,650	40,030
Gain on insurance settlement	0	(21,177)
Amortization of prepaid rent	156,000	156,000
Amortization of convertible debt discount	8,824	5,882

(Increase) decrease in operating assets
Accounts receivable	(45,392)	10,820
Inventory	144,127	(5,925)
Other current assets	2,009	(15,182)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	13,632	(46,903)
Accrued payroll	(3,148)	(960)
Net cash provided (used) in operating activities	27,906	(22,888)
Investment activities
Property and equipment purchases	(24,543)	(25,936)
Proceeds from insurance on assets	0	21,177
Net cash provided (used) in investment activities	(24,543)	(4,759)
Financing activities
Convertible note related party	0	50,000
Advances from related party	0	0
Net cash provided (used) in financing activities	0	50,000
Increase (decrease) in cash	3,363	22,353
Beginning cash	67,854	91,309
Ending cash	$71,217	113,662

Supplmental Disclosure of Cash Flow Information
Interest paid	$0	$0
Income taxes paid	$0	$0

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt discount on convertible note	$0	$50,000

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Metwood, Inc. (The Company,Our, We) was incorporated under the laws of the State of Wyoming on June 19, 1969. On January 28, 2000, the Company, through a majority shareholder vote, changed its domicile to Nevada through a merger with EMC Energies, Inc., a Nevada corporation. The Company also changed its par value to $.001 and the amount of authorized common stock to 100,000,000 shares.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses since inception which raises substantial doubt about the Company’s ability to continue as a going concern. During the six months ended December 31, 2017, the Company incurred a loss from operations of $287,792 and has an accumulated deficit of $1,958,985. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ended June 30, 2018. The condensed consolidated balance sheet at June 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Metwood, Inc.'s annual report on Form 10-K for the year ended June 30, 2017.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2017, the allowance for doubtful accounts was $ 8,362. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the six months ended December 31, 2017 and 2016, the net amount of bad debts charged off was $-0-.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method. At December 31, 2017 the inventory consisted of raw materials of $260,847 and work in process of $113,027.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the fair value. There have been no such impairments of long-lived assets through December 31,2017.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended December 31,2017 and 2015 were $-0- and $1,500, respectively.

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

Recent Accounting Pronouncements – In February, 2017 the FASB issued ASU 20 16-0 2, “Leases (Topic 842)” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The adoption of this standard is not expected have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - CONCENTRATIONS OF CUSTOMER RISK

For the six months ended December 31, 2017 and 2016, the customers that individually accounted for 10% or more of our company’s revenues are shown in the table below

	% of Sales		% of Accounts Receivable
	2017	2016	2017	2016
84 Lumber	11.7	15.7	*	*
Builders First Source	16.3	11.6	*	*
ICF Homes	11.7	*	10.32	*
Capps Home Building	*	*	*	16.66
David James Homes	*	*	22.04	16.12
Superior Home	*	*	*	21.36

________

*Less than 10%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the year ended June 30, 2005, The Company into as sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house it’s manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease has a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction. The Company incurred rent expense of $201,800 including the amortization of prepaid rent of $156,000 for the six months ended December 31, 2017.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At December 31, 2017 and 2016, advances under this note are payable to Cahas Mountain Properties of approximately $76,000 and $76,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $19,000 and $19,000 at December 31, 2017 and June 30, 2016 respectively. The Company recognized interest expense of approximately $0 and $0 for the six months ended December 31,2017 and 2016, respectively, The unpaid advances are due on demand.

On August 18, 2017 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note expires on June 30, 2019. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in its entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $8,824 was amortized during the six months ended December 31, 2017 and $5,882 was amortized during the period ended December 31, 2016.

NOTE 6 - EQUITY

During the six months ended December 31,2017 The Company did not issue any preferred shares or common shares of stock. There are 100,000,000 shares of common stock authorized and at the quarter end there are 17,766,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

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

NOTE 7 - LEGAL PROCEEDINGS

On June 27, 2017, a law suit was brought against the company alleging breach of contract. This action alleges that the company failed to complete a contract that would have transferred control of the public portion of the company to third parties. This law suit was decided in the favor of the Company and the final appeal was dismissed in December 2017. There are no other legal actions either for or against the Company that will have a material effect on the financial statements.

NOTE 8 - SUBSEQUENT EVENTS

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

Dependence on One or a Few Major Customers

For the six months ended December 31, 2017and 2016, the customers that individually accounted for 10% or more of our company’s revenues are shown in the table below.

	% of Sales		% of Accounts Receivable
	2017	2016	2017	2016
84 Lumber	11.7	15.7	*	*
Builders First Source	16.3	11.6	*	*
ICF Homes	11.7	*	10.32	*
Capps Home Building	*	*	*	16.66
David James Homes	*	*	22.04	16.12
Superior Home	*	*	*	21.36

______

*Less than 10%

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

Number of Total Employees and Number of Full-Time Employees

The Company had 12 employees at December 31, 2017, eleven of whom were full time.

Changes in Results of Operations

We had a net loss of $287,792 for the six months ended December 31, 2017 compared to a net loss of $145,473 for the six months ended December 31, 2016. Gross profit decreased to 27.8% for the six months ended December 31, 2017 compared to 37.1% in the same period in 2016.

Liquidity and Capital Reserves – Cash flows provided by operating activities for the six months ended December 31, 2017 were $27,906 compared to cash used $(22,888) for the six months ended December 31, 2016. The decrease comparing those two periods was primarily due to an decrease in inventory, accounts payables and accrued expenses.

Cash flows used in investing activities were $24,543 for the six months ended December 31, 2017 and $4,759 for December 31, 2016, respectively, and resulted from the purchase of equipment during both periods, partially offset in 2016 by gain on the sale of asset.

Cash flows provided from financing activities for the six months ended December 31, 2017 were an increase of $-0- compared to an increase of $50,000 for the six months ended December 31, 2016 and were derived from the adoption of a convertible note of $50,000, for December 31, 2016 and there no advances from a related party for December 31, 2017.

We had a net loss of $147,712 for the three months ended December 31, 2017 compared to a net loss of $75,322 for the three months ended December 31, 2016. Gross profit decreased to 29.0% for the three months ended December 31, 2017 compared to 37.6% in the same period in 2016.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2017. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

We have a history of operating losses and may incur future losses – We incurred net losses of $145,473 for the six months ended December 31, 2017 and $659,896 for the six months ended December 31, 2017. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2017.

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

_________

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

Date: May 20, 2019	By:	/s/ Robert M. Callahan
Robert M. Callahan
Chief Executive Officer

Date: May 20, 2019	By:	/s/ Shawn A. Callahan
Shawn A. Callahan
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

