Form 10-Q
period 2018-03-31
METWOOD INC
filed 2019-05-21
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Common Stock, $.001 Par Value – 17,766,647 shares as of March 15, 2019

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Part I

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending June 30, 2018.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

METWOOD, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2018 AND JUNE 30, 2017

(UNAUDITED)

	March 31, 2018	June 30, 2017
Current Assets
Cash and cash equivalents	$57,980	$67,854
Accounts receivable	145,351	184,290
Inventory	454,368	518,001
Other current assets	12,977	14,755
Total current assets	670,676	784,900
Property and Equipment
Leasehold Improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	193,204	186,517
Machinery & Equipment	741,884	741,884
Vehicles	415,528	393,887
Land improvements	67,959	67,959
Total Property and Equipment	1,771,666	1,743,338
Less accumulated depreciation	(1,333,180)	(1,273,705)
Net Property and Equipment	438,486	469,633

Total assets	$1,109,162	$1,254,533

Current liabilities
Accounts payable and accrued expenses	$130,744	$178,928
Accrued payroll expense	18,321	22,625
Note payable to related party	77,460	77,460
Total current liabilities	226,525	279,013

Long term liabilities
Convertible note - related party net of note discount of $22,058 and $35,294, respectively	27,942	14,706
Total long term liabilities	27,942	14,706
Total liabilities	254,467	293,719

Commitments and contingencies Note 4
Stockholders' equity
Preferred stock (par $.001) 40,000,000 shares authorized none outstanding Common stock (par $.001) 100,000,000 authorized 17,766,647 issued and outstanding	17,767	17,767
Paid in capital	3,550,236	3,550,236
Accumulated deficit	(2,011,308)	(2,011,308)
Contra equity-prepaid rent	(702,000)	936,000
Total shareholders' equity	854,595	960,814

Total liabilites and stockholders' equity	$1,109,162	$1,254,533

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Three Months		Nine months
	2018	2017	2018	2017

Gross sales	$363,469	$365,197	$1,444,191	$1,400,062
Cost of sales	(151,181)	(269,208)	(931,243)	(920,467)
Gross profit	212,288	95,989	512,948	479,595

Less administrative expenses

Advertising	7,598	5,203	33,164	20,803
Depreciation	7,550	9,461	22,650	23,240
Insurance	3,707	10,996	23,993	35,348
Payroll expense	113,938	113,971	343,707	342,310
Professional fees	(378)	22,433	12,202	34,211
Rent	94,500	82,500	296,300	278,000
Telephone	5,664	5,468	13,362	20,126
Vehicle	19,912	3,422	35,393	15,022
Other	8,042	15,528	61,284	47,946
Total adminstrative expenses	260,533	268,982	842,055	817,006
Operating income (loss)	(48,245)	(172,993)	(329,107)	(337,411)
Other income (expense)
Other income (expense)	332	4,985	2,224	8,696
Gain on asset disposal	0	0	0	21,177
Interest expense	(4,412)	(4,412)	(13,236)	(10,294)
Total other income (expense)	(4,080)	573	(11,012)	19,579
Net loss before taxes	$(52,327)	$(172,420)	$(340,119)	$(317,832)

Basic net loss per share	$0.00	$(0.01)	$(0.02)	$(0.02)
Weighted number of shares outstanding	17,766,647	17,766,647	17,766,647	17,766,647

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED MARCH 31,2018 AND 2017

(UNAUDITED)

	2018	2017
Net loss	$(340,119)	$(317,832)
Depreciation	59,475	60,045
Proceeds from insurance on assets	0	(21,177)
Amortization of prepaid rent	234,000	234,000
Amortization of debt discount	13,236	10,294

(Increase) decrease in operating assets
Accounts receivable	38,939	13,596
Inventory	63,633	(9,181)
Other current assets	1,778	(420)
Increase (Decrease) in liabilities
Accounts payable and accrued expenses	(48,184)	39,955
Accrued payroll	(4,304)	(4,394)
Cash provided by operations	18,454	4,886
Investment Operations
Property and equipment purchases	(28,328)	(39,446)
Proceeds from insurance on assets	0	21,177
Total cash used in invement opertions	(28,328)	(18,269)

Financing Activities
Note payable-related party	0	50,000
Related party advances	0	0
Additional paid in capital	0	0
Total cash provided by financing activities	0	50,000

Increase (decrease) in cash	(9,874)	36,617
Beginning cash	67,854	91,309
ending Cash	$57,980	$127,926

Supplmental Disclosure of Cash Flow Information
Interest paid	$0	$0
Income taxes paid	$0	$0

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt discount on convertible note	$0	$50,000

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Metwood, Inc. (The Company, Our, We) was incorporated under the laws of the State of Wyoming on June 19, 1969. On January 28, 2000, the Company, through a majority shareholder vote, changed its domicile to Nevada through a merger with EMC Energies, Inc., a Nevada corporation. The Company also changed its par value to $.001 and the amount of authorized common stock to 100,000,000 shares.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Going Concern

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses which raises substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended March 31, 2018, the Company incurred a loss from operations of $340,119 and has an accumulated deficit of $2,011,308. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended June 30, 2018. The condensed balance sheet at June 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2018, the allowance for doubtful accounts was $ 8,362. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the six months ended March 31, 2018 and 2017, the net amount of bad debts charged off was $-0- for each period.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method. The inventory at March 31, 2018 consisted of raw materials of $341,342 and work in process of $113,027.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the fair value. There have been no such impairments of long-lived assets through March 31, 2018.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended March 31, 2018 and 2017 were $-0- and $-0-, respectively.

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

NOTE 3 - CONCENTRATIONS OF CUSTOMER RISK

For the nine months ended March 31, 2018 and 2017, all customers who individually accounted for 10% or more of our company’s revenues and accounts receivable.

Customer	% of Sales		% of Accounts Receivable
	2018	2017	2018	2017
84 Lumber	10.5	10.1	13.68	10.84
Builders First	11.9	11.9	13.55	17.23
Capps Home Building	13.9	14.6	*	*
David James Homes	*	*	26.77	26.77
Superior Homes	*	*	12.39	10.46

__________

*Less than 10%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the year ended June 30, 2005, The Company into as sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house it’s manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease has a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction. The Company incurred rent expense of $296,300 and 278,000 including the amortization of prepaid rent of $234,000 for the nine months ended March 31, 2018 and 2017, respectively.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At March 31, 2018 and 2017, advances under this note are payable to Cahas Mountain Properties of approximately $76,000 and $76,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $28,000 and $19,000 at March 31, 2018 and June 30, 2017 respectively. The Company recognized interest expense of approximately $13,326 and $10,294 for the nine months ended March 31, 2018 and 2017, respectively, The unpaid advances are due on demand.

On August 18,2017 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note expires on June 30, 2019. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in it’s entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $13,326 was amortized during the NINE months ended March 31, 2018 and $10,294 was expensed in the period ended March 31, 2017.

NOTE 6 - EQUITY

During the nine months ended March 31, 2018 The Company did not issue any preferred shares or common shares of stock. There are 100,000,000 shares of common stock authorized and at the quarter end there are 17,766,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

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

NOTE 7 - LEGAL PROCEEDINGS

On June 27, 2017, a law suit was brought against the company alleging breach of contract. This action alleges that the company failed to complete a contract that would have transferred control of the public portion of the company to third parties. This action was decided in the favor of the Company and the final appellate motion was allowed to die in December 2017. There are no other legal actions in which the company is involved that will have a material impact on the financial statements.

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

Dependence on One or a Few Major Customers

For the nine months ended March 31, 2018 and 2017, all customers who individually accounted for 10% or more of our company’s revenues and accounts receivable.

Customer	% of Sales		% of Accounts Receivable
	2018	2017	2018	2017
84 Lumber	10.5	10.1	13.68	10.84
Builders First	11.9	11.9	11.9	17.23
Capps Home Building	13.9	14.6	*	*
David James Homes	*	*	26.77	20.27
Superior Homes	*	*	12.39	10.46

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

Number of Total Employees and Number of Full-Time Employees

The Company had 12 employees at March 31, 2018, eleven of whom were full time.

Changes in Results of Operations

We had a net loss of $52,327 for the three months ended March 31, 2018 compared to a net loss of $172,420 for the three months ended March 31, 2017 and a net loss of $340,119 for the nine months ended March 31, 2018 compared to a net loss of $317,832 for the nine months ended March 31, 2017. Gross profit increased to 58.4% for the three months ended March 31, 2018 compared to 26.3% in the same period in 2017. Gross profit increased to 35.5 for the nine months ended March 31, 2018 compared to 34.3% in the same period 2017.

Liquidity and Capital Reserves – Cash flows provided by operating activities for the nine months ended March 31, 2018 were $18,454 compared to cash provided of $4,886 for the nine months ended March 31, 2017. The increase comparing those two periods was primarily due to a decrease in innventory, accounts payables and accrued expenses.

Cash flows used in investing activities were e $28,328 and $18,269 for the nine months ended March 31, 2018 and 2017, respectively, and resulted from the purchase of equipment during both periods.

Cash flows provided from financing activities for the nine months ended March 31, 2018 were increased by $ 0 compared to increase of $50,000 for the nine months ended March 31, 2017 and the issuance of a convertible note for $50,000 in 2017.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of MARCH 31, 2018. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently involved in litigation but we believe this action will not have a material adverse effect on our financial condition or results of operations. The law suit alleges breach of contract, but our attorneys believe thare are mitigating factors that will allow us to prevail. This litigation was decided by the court in favor of the Company in December 2017. There is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

We have a history of operating losses and may incur future losses – We incurred net losses of $317,832 for the nine months ended March 31, 2018 and $659,896 for the fiscal year ended June 30, 2017. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended MARCH 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Exhibit
3.1(a)	Articles of Incorporation (1)
3.1(b)	Amendment to Articles of Incorporation (2)
3.2	New Adopted Bylaws (1)
10.1	Contract with Emerge Neutracietocal, Inc

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

________

* filed herewith

(1)	Incorporated by reference on Form 8-K, filed February 16, 2000
(2)	Incorporated by reference on Form 8-K, filed October 2, 2013
(3)	Incorporated by reference on Form 10-k filed February 21, 2019
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

