Form 10-K
period 2018-06-30
METWOOD INC
filed 2019-08-28
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission fle number 000-05391

METWOOD, INC.
(Exact name of registrant as specified in its charter)

NEVADA	83-0210365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

819 Naff Road, Boones Mill, VA 24065

(Address of principal executive offices)

(540) 334-4294

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for compling with any new or revised financial accounting standard pursuant to section 13(a) of the Exchange act Yes ☐ No ☒

Indicate by check mark is the company is a shell company. Yes ☐ No ☒

As of March 26, 2019 the aggregate market value of the common shares outstanding (based upon the average of the bid price ($.08) reported on the OTCQB Market) held by non-affiliates was $329,101.

As of August 23 2019, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 23,366,647 shares.

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

Metwood (“the Company,” “We,” “Us,” “Our”) provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

Principal Products or Services and Markets

Residential builders are aware of the superiority of steel framing vs. wood framing, insofar as steel framing is lighter; stronger; termite, pest, rot and fire resistant; and dimensionally more stable in withstanding induced loads. Although use of steel framing in residential construction has generally increased each year since 1980, many residential builders have been hesitant to utilize steel due to the need to retrain framers and subcontractors who are accustomed to a “stick-built” construction method where components are laid out and assembled with nails and screws. The Company’s founders saw the need to combine the strength and durability of steel with the convenience and familiarity of wood and wood fasteners.

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

Metwood’s primary products are:

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

Metwood’s services include providing its customers, through a strategic partnership with an outside engineering firm, civil engineering capabilities which include rezoning and special use submissions; erosion and sediment control and storm-water management design; residential, commercial, and religious facility site development design; and utility design, including water, sewer and onsite treatment systems. Metwood also performs ongoing product research and development.

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

Distribution Methods of Products and Services

Our sales are primarily wholesale, directly to lumberyards, home improvement stores, hardware stores, and plumbing and electrical suppliers in Virginia and North Carolina. Metwood relies primarily on its own sales force to generate sales; additionally, however, the Company has distributors in Virginia, New York, Oklahoma, Arizona and Colorado and also utilizes the salespeople of wholesale yards stocking the Company’s products as an additional sales force. We are an authorized vendor for Lowe’s, Home Depot, 84 Lumber, Builders First Source , Ferguson, and, many more local and regional suppliers. We have several stocking dealers of our square columns and reinforcing products. We will sell directly to contractors in areas where we do not have a dealer, but with our national dealer relationships, we typically have a dealer to use. Metwood intends to continue expanding the wholesale marketing of its unique products to retailers, to increase dealer sales, and to license the Company’s technology and products to increase its distribution outside of Virginia, North Carolina and the South.

Status of Publicly Announced New Products or Services

None at this time.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

All of the raw materials we use are readily available on the market from numerous suppliers. The light-gage metal used by the company is supplied primarily by Telling Industries, New Millenium, and Wheatland Tubing. Our main source of lumber is BlueLinx. Adelphia Metals, Re-Steel, Nucor and Gerdau Amersteel provide the majority of our rebar. Because of the number of suppliers available to us, our decisions in purchasing materials are dictated primarily by price and secondarily by availability. We do not anticipate a lack of supply to affect our production; however, a shortage might cause us to pass on higher materials prices to our buyers.

Dependence on One or a Few Major Customers

At June 30, 2018 and 2017, the Company had the following customer concentrations:

	Sales			Accounts Receivable
	2018	2017		2018	2017
Customer A	*	14%		*	14%
Customer B	17%	12	%*	15%	15%
Customer C	*	*		13%	16%
Customer D	*	*		*	13%

___________

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

We had fourteen employees at June 30, 2018, thirteen of whom were full time.

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

We have a history of operating losses and may incur future losses. We incurred net losses of $482,132 for the fiscal year ended June 30, 2018 and $ 434,612 for the year ended June 30, 2017. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

Item 3. Legal Proceedings

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Because there is no active trading market for Metwood, Inc. common stock, it is difficult to determine the market value of the stock. Based on the recent close of our common stock at March 26 , 2019, of $.08 per share (with a 52-week high of ($0.08), the market value of shares held by non-affiliates would be $329,101.

Our common stock is currently listed on the OTCQB market, the middle tier of the OTC marketplace under the symbol “MTWD.OB.”

The following table sets forth high and low bid information for each full quarterly period within the two most recent fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended June 30, 2018	High	Bid
First Quarter	$0.226	$0.10
Second Quarter	$0.226	$0.226
Third Quarter	$0.10	$0.16
Fourth Quartet	$0.15	$0.06

Year Ended June 30, 2017
First Quarter	$0.30	$0.20
Second Quarter	$0.20	$0.15
Third Quarter	$0.15	$0.13
Fourth quarter	$0.13	$0.10

The approximate number of holders of record of our common stock as of June 20, 2019 was 1,103. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

Dividends

We have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future.

Item. 6 Selected Financial Data Information provided in Item 8.

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

Results of Operations

Below are selected financial data for the years ended June 30, 2018 and 2017:

	2018	2017
Revenues	$1,938,222	$1,864,222
Net loss	$(482,132)	$(434,612)
Net loss per common share	$(0.03)	$(0.02)
Weighted average common shares	17,766,647	17,766,647

At June 30, 2018 and 2017:

Total assets	$1,166,822	$1,254,533
Working capital	$369,231	$505,886
Stockholders’ equity	$790,682	$960,814

No dividends have been declared or paid during the periods presented.

Revenues and cost of sales - Gross sales in cre ased $74,000, or 4%, for the year ended June 30, 2018 (“fiscal 2018”) compared to the year ended June 30, 2017 (“fiscal 2017”). Gross profit decreased $60,982( 9%) from fiscal 2017 to fiscal 2018.

The Company’s sales increase for fiscal 2018 versus fiscal 2017 reflects an increase in the overall economy and in the building industry in particular, although the commercial market has continued to increase and the residential market is showing increased activity. The potential for increased sales volume as the Company goes forward is enhanced by the fact that we are now an authorized fabricator for the Dynatruss light-gage steel truss system, begun in March 2008.

Cost of sales increased $134,982, or 11.5%, in fiscal 2018 compared to fiscal 2017, representing a disproportionate increase compared to the 4% increase in gross sales. Material costs, primarily metal products, were significantly higher in fiscal 2018 compared to fiscal 2017 and accounted for much of the disproportional inecrease.

Operating expenses - These costs decreased $43,264 from fiscal 2017 to fiscal 2018. The decrease was in large part from less expense for Research and Development . We are invested in decreasing expenditures where possible in order to maximize our net earnings.

Other income (expense) - Other income (expense ) in fiscal 2018 were $(21,465) compared to other income of $8,697 in fiscal 2017. The change was the result of the sale of assets that were no longer needed in fiscal 2017 and interest expense increase in fiscal 2018.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Metwood, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metwood, Inc. (the “Company”) at June 30, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations for the past several years. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

August 27, 2019

We have served as the Company’s auditor since 2018.

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND 2017

	2018	2017

Current Assets
Cash and cash equivalents	$61,872	$67,854
Accounts receivable, net of reserve	225,414	184,290
Inventory	439,649	518,001
Other current assets	18,436	14,755
Total current assets	745,371	784,900
Property and Equipment improvements
Leasehold Improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	193,204	186,517
Machinery & Equipment	744,672	741,884
Vehicles	415,528	393,887
Land improvements	67,959	67,959
Total property and equipment	1,774,454	1,743,338
Less accumulated depreciation	(1,353,003)	(1,273,705)
Net property and equipment	421,451	469,633

Total assets	$1,166,822	$1,254,533

Current liabilities
Accounts payable and accrued expenses	$247,150	$178,928
Accrued payroll expense	19,177	22,625
Demand note payable-related party	77,460	77,460
Convertible note payable-related party note discount of $17,647 and $38,294, respectively	32,353	14,706
Total current liabilities	376,140	293,719

Commitments and contingencies Note 4

Shareholders' equity
Preferred stock (par $.001) 40,000,000 shares authorized 0 outstanding
Common stock (par $.001) 100,000,000 authorized outstanding 17,766,647	17,767	17,767
Paid in capital	3,550,236	3,550,236
Accumulated deficit	(2,153,321)	(1,671,189)
Contra equity-prepaid rent	(624,000)	(936,000)
Total stockholders' equity	790,682	960,814
Total liabilities and stockholders' equity	$1,166,822	$1,254,533

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	2018	2017

Gross sales	$1,938,222	1,864,222
Cost of sales	1,304,551	1,169,569
Gross profit	633,671	694,653

Operating expenses

Advertising	35,025	27,330
Bad debt recovery	0	(47)
Depreciation	26,054	27,676
Insurance	31,397	40,419
Payroll expense	457,529	445,573
Professional fees	15,251	39,089
Rent related party	385,586	379,640
Repairs and maintenance	11,005	6,670
Research and development	6,375	52,130
Telephone	13,052	25,621
Vehicle	27,051	24,407
Other	86,013	69,454
Total operating expenses	1,094,338	1,137,962

Operating income (loss)	(460,667)	(443,309)

Other Income (expense)
Interest	(25,635)	(23,184)
Gain on sale of asset	0	25,988
Other Income (expense)	4,170	5,893
Total Other Income (expense)	(21,465)	8,697
Net income (loss) before taxes	(482,132)	(434,612)
Income taxes	0	0
Net (loss)	$(482,132)	$(434,612)

Basic loss per share	$(0.03)	$(0.02)
Weighted number of shares outstanding	17,766,647	17,766,647

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AS OF JUNE 30, 2018 AND 2017

	Common	Common	Additional			Total
	Shares	shares	Paid-in	Prepaid	Retained	Shareholders'
	(000s)	($.001 Par)	Capital	Rent	Earnings	Equity
Balances June 30, 2016	17,767	$17,767	3,500,236	(1,248,000)	(1,236,577)	1,033,426
Amortization of prepaid rent				312,000		312,000
Discount on convertible note			50,000			50,000
Net loss for year					(434,612)	(434,612)
Balances June 30, 2017	17,767	$17,767	3,550,236	$(936,000)	(1,671,189)	960,814
Amortization of prepaid rent				312,000		312,000
Net loss for year					(482,132)	(482,132)
Balances June 30, 2018	17,767	$17,767	3,550,236	$(624,000)	(2,153,321)	790,682

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

	2018	2017
Net loss	$(482,132)	$(434,612)
Adjustments to reconcile net loss to net cash provided by (used in)
Depreciation	79,298	81,587
Gain on sale of assets	0	(25,988)
Allowance for inventory obsolescence	0	25,738
Amortization of prepaid rent	312,000	312,000
Amortization of convertible note discount	17,647	14,706
(Increase) decrease in operating assets
Accounts receivable	(41,124)	2,680
Inventories	78,352	(64,536)
Other current assets	(3,681)	(2,301)
Deferred tax asset		0
Increase (Decrease in liabilities
Accounts payable and accrued expenses	68,222	8,821
Accrued payroll	(3,448)	3,744
Net cash provided (used) in operating activities	25,134	(78,161)

Investment activities
Property and equipment purchases	(31,116)	(22,736)
Proceeds from disposal of property and equipment	0	27,442
Net cash provided (used in) investment activities	(31,116)	4,706

Financing activities
Convertible note-related party	0	50,000
Total cash provided financing operations		50,000
Increase (decrease) in cash	(5,982)	$(23,455)
Beginning cash	67,854	91,309
Ending cash	$61,872	$67,854

Supplemental Disclosure of cash flow information
Interest paid	$0	$0
Income tax paid	$0	$0
Supplemental Disclosure of Non-cash flow information
Notes payable related party advances through Accounts payable	$0	$14,532
Notes payable related party payments
through Accounts receivable	$0	$(11,000)
Discount on convertible debt	$0	$50,000

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 1 - ORGANIZATION AND OPERATIONS

Metwood, Inc. (“The Company”, “we”, “us”) was organized under the laws of the Commonwealth of Virginia on April 7, 1993. On June 30, 2000, Metwood entered into an Agreement and Plan of Reorganization in which the majority of its outstanding common stock was acquired by a publicly held Nevada shell corporation. The acquisition was a tax-free exchange for federal and state income tax purposes and was accounted for as a reverse merger. Upon acquisition, the name of the shell corporation was changed to Metwood, Inc. and Metwood, Inc., the Virginia corporation, became a wholly owned subsidiary of Metwood, Inc., the Nevada corporation. The publicly traded shell corporation had not had a material operating history for several years prior to the merger.

The Company provides construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

A. Going Concern

The consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses which raises substantial doubt about the Company’s ability to continue as a going concern. During the year ended June 30, 2018, The Company incurred a loss from operations of $482,132 and has an accumulated deficit of $2,153,321. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits.

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

Accounts Receivable – The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2018 and 2017, the allowance for doubtful accounts was $8,362 and $8,362 respectively, specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2018 and 2017, the bad debt expense was $0 and $(47), respectively.

Inventory – Raw material inventory, consisting primarily of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method, comparative inventory values are shown below:

	2018	2017
Raw materials	$354,912	$433,637
Work in process	84,737	84,364
Total inventory	$439,649	$518,001

The company recorded a reduction of inventory reserve of $ 13,540 and an increase of $25,788 during the years ended June 30, 2018 and 2017, respectively.

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

	Useful Life	2018	2017

Leasehold improvements	39	$274,869	$274,869
Leasehold improvements
Furniture, fixtures and equipment	5	78,222	78,222
Computers and software	3	193,204	186,517
Machinery and equipment	10	744,672	741884
Vehicles	5	415,528	393,887
Land improvements	39	67,959	67,959
Total property and equipment		1,774,454	1,743,338
Less accumulated depreciation		(1,353,003	(1,273,705
Total property and equipment		$421,451	$469,633

Impairment of Long-lived Assets – The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the fair value of the asset. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the asset exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through June 30, 2018 and 2017.

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

Research and Development – The Company performs research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. For the year ended June 30, 2018, expenses were $6,375 and for the year ended June 30, 2017, expenses were $52,130.

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

During the future fiscal years the company may be required to issued up to fifty million shares of common stock to satisfy a convertible note entered into in August 2017. This note expires on June 30, 2019 and 10,000,000 shares of common stock can be issued in any year. When the contract noted in the subsequent events Note 10 is consummated the company will be required to issue an additional 30,000,000 shares of common stock.

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

Accounting Standard Update No. 2014-09, (“ASU 2014-09’) Revenue from Customers (Topic 606), became effective for us in the period ending June 30, 2019. No significant adjustment was required as a result of adopting the new revenue standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. The impact of the adoption of the new revenue standard will be immaterial to the Company’s net income on an ongoing basis.

NOTE 3 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with its controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances are repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year. At June 30, 2018 and 2017, advances payable to Cahas Mountain Properties of approximately $77,000 and $77,000, respectively. Accrued interest payable to Cahas Mountain Properties total approximately $ 36,000 and $28,000 for the years ended June 30, 2018 and 2017, respectively. The Company recognized interest expense of approximately $26,000 and $23,000 for the years ended June 30, 2018 and 2017, respectively. Sales to Cahas Mountain, LLC was approximately $ 8,800 and $12,000 . As of June 30, 2018 and 2017, the related accounts receivable totaled approximately $ 8,800 and $ -0- , respectively.

On August 18, 2016 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note expires on June 30, 2019. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in its entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $17,647 was amortized and included in interest expense during the year ended June 30, 2018. During the year ended June 30, 2017 $14,706 was included in the interest expense.

NOTE 4 – COMMITMENT AND CONTINGENCIES

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

		Amortization of
	Payments in cash	Contra equity account
Fiscal year end June 30, 2019	66,000	312,000
Fiscal year end June 30,2020	66,000	312,000
Total commitments	$132,000	$624,000

At June 30, 2018 and 2017, the Company had the following customer concentrations:

	Sales		Accounts Receivable
	2018	2017	2018	2017
Customer A	*	14%	*	14%
Customer B	17%	12%	15%	15%
Customer C	*	*	13%	16%
Customer D	*	*	*	13%

*Amounts to less than 10%

NOTE 5 - EQUITY

During the year ended June 30, 2018 The Company did not issue any preferred or common shares. There are 100,000,000 shares of common stock authorized and at the year end there are 17,766,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

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

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 39% is as follows:

		Tax		Tax
	2018	Rate	2017	Rate
Expected income tax benefit at statutory rate of 39%	$188,000	39%	$169,000	39%
Permanent differences	(124,000)	(26%)	(124,000)	(30%)
Change in estimate	-0-	-0-	(17,000)	(4%)
Change in valuation allowance	(64,000)	(6%)	(28,000)	(6%)
Income tax expense (benefit)		$-0-		$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	2018	2017
Tax benefit of net operating loss carry-forward	$497,000	$465,000
Book and tax difference	102,000	89,000
Less: valuation allowance	(599,000)	(554,000)
Net deferred tax asset	$-0-	$-0-

The Company had a federal net operating tax loss carry-forward of approximately $1,260,000 as of June 30, 2018. The loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2020.

At June 30, 2018 the deferred tax valuation allowance increased by $64,000. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of June 30, 2018 and 2017, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended June 30, 2018 and 2017, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

NOTE 7 – LEGAL PROCEEDINGS

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

NOTE 9 - SUBSEQUENT EVENTS

On June 20, 2019, an extension of the due date of the $50,000 convertible note due to Cahas Mountain Properties, Inc. was signed. This note extension, approved by the board of directors, extends the maturity of the convertible note to June 30, 2020.

Acquisition of Emerge Nutraceuticals, Inc.

On June 28, 2019, Metwood, Inc. entered into an Acquisition Agreement with Emerge Nutraceuticals, Inc.( ENI), a Florida Corporation. Pursuant to the agreement, 100% of ENI’s common stock (500 shares) and $300,000 was transferred to Metwood, Inc. In consideration, fifteen million (15,000,000) shares of Metwood common stock was issued which were valued at one million two hundred fifty thousand $1,250,000) dollars. This purchase excluded the formulas for the products produced by ENI, which were spun out of ENI prior to the acquisition. Upon closing, two the Company’s manager’s, officers and board of directors members, Robert M. Callahan and Shawn A. Callahan, resigned after appointing Mr. Keith Thomas, Shawn Phillips and Raffaela Thomas to the Board of Directors. ENI is the acquirer for financial statement purposes and the transaction will be handled as a reverse merger and recapitalization. Financial statements are not available.

Sale of Wholly Owned Subsidiary

On June 29, 2019, the Company, entered into a stock purchase agreement with Cahas Mountain Properties, LLC, a Virginia limited liability company, (“Cahas”) a majority shareholder of the Company. Pursuant to the agreement, Cahas agreed to purchase from the Company the wholly owned subsidiary, Metwood of Virginia, Inc., a Virginia corporation, for nine million four hundred thousand (9,400,000) common shares of the Company’s common stock which it held at a value of seven hundred fifty-two thousand ($752,000) dollars. As part of this agreement, all assets and liabilities of Metwood of Virginia except, the convertible note payable to Cahas of $50,000 which remained an obligation of the Company. After the sale of the subsidiary the proforma Balance Sheet at June 30, 2018 and Statement of Operations for the year ended June 30, 2018 are shown below:

Pro Forma adjustments on the balance sheet:

a)	Represents Metwood of Virginia, Inc.’s historical balance sheet as of June 30, 2018 to carve out Metwood of Virginia’s assets and liabilities as of June 30, 2018 prior to its sale.

b)	Represents the retirement of 9,400,000 share of the Company’s common stock which the Company received in exchange from Cahas Mountain Properties, LLC.

Pro Forma adjustments on the balance sheet:

c)	Represents Metwood of Virginia, Inc.’s historical balance sheet as of June 30, 2018 to carve out Metwood of Virginia’s assets and liabilities as of June 30, 2018 prior to its sale.

d)	Represents the retirement of 9,400,000 share of the Company’s common stock which the Company received in exchange from Cahas Mountain Properties, LLC.

Metwood, Inc.

Proforma Unaudited Balance Sheet

June 30, 2018

		Less	Proforma
	2018	Metwood VA	2018
Current Assets
Cash and cash equivalents	$61,872	$(61,872)	$-
Accounts receivable, net of reserve	225,414	(225,414)	-
Inventory	439,649	(439,649)	-
Other current assets	18,436	(18,436)	-
Total current assets	745,371	(745,371)	-
Property and Equipment
Leasehold Improvements	274,869	(274,869)	-
Furniture, fixtures and equipment	78,222	(78,222)	-
Computer and software	193,204	(193,204)	-
Machinery & Equipment	744,672	(744,672)	-
Vehicles	415,528	(415,528)	-
Land improvements	67,959	(67,959)	-
Total property and equipment	1,774,454	(1,774,454)	-
Less accumulated depreciation	(1,353,003)	1,353,003	-
Net property and equipment	421,451	(421,451)	-

	$1,166,822	$(1,166,822)	$-

Current liabilities
Accounts payable and accrued expenses	$247,150	$(247,150)	$-
Accrued payroll expense	19,177	(19,177)	-
Demand note payable-related party	77,460	(77,460)	-
Convertible note payable-related party
note discount of $17,647 and $38,294, respectively	32,353		32,353
Total current liabilities	376,140	(343,787)	32,353

Shareholders' equity
Preferred stock (par $.001) 40,000,000	-
Common stock (par $.001)	17,767	(9,400)	8,367
Paid in capital	3,550,236		3,550,236
Accumulated deficit	(2,153,321)	(1,437,635)	(3,590,956)
Contra equity-prepaid rent	(624,000)	624,000	-
Treasury stock			-
Total stockholders' equity	790,682	(823,035)	(32,353)
Total liabilities and stockholders' equity	$1,166,822	$(1,166,822)	$-

Metwood Inc.
Proforma Unaudited Statement of Operations
June 30, 2018

		Less	Proforma
	2018	Metwood VA	2018

Gross sales	$1,938,222	$(1,938,222)	$-
Cost of sales	1,304,551	(1,304,551)	-
Gross profit	633,671	(633,671)	-

Operating expenses

Advertising	35,025	(35,025)	-
Bad debt recovery	-	-	-
Depreciation	26,054	(26,054)	-
Insurance	31,397	(31,397)	-
Payroll expense	457,529	(457,529)	-
Professional fees	15,251	(15,251)	-
Rent related party	385,586	(385,586)	-
Repairs and maintenance	11,005	(11,005)	-
Research and development	6,375	(6,375)	-
Telephone	13,052	(13,052)	-
Vehicle	27,051	(27,051)	-
Other	86,013	(86,013)	-
Total operating expenses	1,094,338	(1,094,338)	-

Operating income (loss)	(460,667)	460,667	-

Other Income (expense)
Interest	(25,635)	3,988	(21,647)
Gain on sale of asset	-	-	-
Other Income (expense)	4,170	(4,170)	-
Total Other Income (expense)	(21,465)	(182)	(21,647)
Net income (loss)	(482,132)	460,485	(21,647)
Income taxes	-	-	-
Net (loss)	$(482,132)	$460,485	$(21,647)

Metwood, Inc.
Unaudited Proforma Balance Sheet
June 30, 2017

		Pro Forma		Proforma
	Historical	Adjustment		Combined
Current assets
Cash and cash equivalents	$67,854	$(67,854	)a)	$-
Accounts receivable, net of reserve	184,290	(184,290	)a)	-
Inventory	518,001	(518,001	)a)	-
Other current assets	14,755	(14,755	)a)	-
Total current assets	784,900			-

Net property and equipment	469,633	(469,633	)a)	-

	$1,254,533			$-

Current liabilities
Accounts payable and accrued expenses	$178,928	$(174,928	)a)	$4,000
Accrued payroll expense	22,625	(22,625	)a)	-
Demand note payable-related party	77,460	(77,460	)a)	-
Convertible note payable-related party
note discount of $38,294	14,706			14,706
Total current liabilities	293,719			18,706

Shareholders' equity
Preferred stock (par $.001) 40,000,000	-
Common stock (par $.001)	17,767	(9,400	)b)	8,367
Paid in capital	3,550,236			3,550,236
Accumulated deficit	(1,671,189)	(1,915,520	)a)	(3,577,309)
		9,400	b)
Contra equity-prepaid rent	(936,000)	936,000	a)	-
Treasury stock				-
Total stockholders' equity	960,814			(18,706)
Total liabilities and stockholders' equity	$1,254,533			$-

Pro Forma adjustments on the balance sheet:

a)	Represents Metwood of Virginia, Inc.'s historical balance sheet as of June 30, 2018 to carve out Metwood of Virginia, Inc.'s assets and liabiities as of June 30, 2018 prior to its sale.
b)	Represents the retirement 9,400,000 shares the Company's common stock which the Company received in exchange from Cahas Mountain Properties, LLC.

Metwood Inc.
Unaudited Proforma Condensed Statement of Operations
June 30, 2017

		Pro Forma		Proforma
	Historical	Adjustment		Combined

Gross sales	$1,864,222	$(1,864,222	)a)	$-
Cost of sales	1,169,569	(1,169,569	)a)	-
Gross profit	694,653			-

Operating expenes	1,137,962	(1,137,962	)a)	-

Operating income (loss)	(443,309)			-

Other Income (expense)	8,697	(27,403	)a)	(18,706)
Net income (loss) before income taxes	(434,612)			(18,706)
Income taxes	-			-
Net loss	$(434,612)			$(18,706)

Pro Forma adjustments on the balance sheet:

a)	Represents Metwood of Virginia, Inc.'s historical statement of operations for the year ended as of June 30, 2017 to carve out Metwood of Virigina, Inc's income and expenses prior to its sale with the exception of the interest expense and discount amortization for the convertible note payable.

METWOOD, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

Notes to Unaudited Pro Forma Financial statements:

1. Overview

On June 28, 2019, Metwood, Inc. entered into an Acquisition Agreement with Emerge Nutraceuticals, Inc.( ENI), a Florida Corporation. Pursuant to the agreement, 100% of ENI’s common stock (500 shares) and $300,000 was transferred to Metwood, Inc. In consideration, fifteen million (15,000,000) shares of Metwood common stock was issued which were valued at one million two hundred fifty thousand $1,250,000) dollars. This purchase excluded the formulas for the products produced by ENI, which were spun out of ENI prior to the acquisition. Upon closing, two the Company’s manager’s, officers and board of directors members, Robert M. Callahan and Shawn A. Callahan, resigned after appointing Mr. Keith Thomas, Shawn Phillips and Raffaela Thomas to the Board of Directors. ENI is the acquirer for financial statement purposes and the transaction will be handled as a reverse merger and recapitalization. Financial statements are not available.

On June 28, 2019, Metwood, Inc. entered into an Acquisition Agreement with Emerge Nutraceuticals, Inc.( ENI), a Florida Corporation. Pursuant to the agreement, 100% of ENI’s common stock (500 shares) and $300,000 was transferred to Metwood, Inc. In consideration, fifteen million (15,000,000) shares of Metwood common stock was issued which were valued at one million two hundred fifty thousand $1,250,000) dollars. This purchase excluded the formulas for the products produced by ENI, which were spun out of ENI prior to the acquisition. Upon closing, two the Company’s manager’s, officers and board of directors members, Robert M. Callahan and Shawn A. Callahan, resigned after appointing Mr. Keith Thomas, Shawn Phillips and Raffaela Thomas to the Board of Directors. ENI is the acquirer for financial statement purposes and the transaction will be handled as a reverse merger and recapitalization. Financial statements are not available.

2. Pro Forma Information

The unaudited pro forma consolidate financial statements of the Company is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) . The unaudited pro forma financial information is an abbreviated form and therefore does not comply with all presentation and disclosure requirements of GAAP.

Pro Forma Adjustments and Assumptions

The unaudited pro forma balance sheets ad of June 30, 2018, and June 30, 2017 are prepared as if the reverse merger and recapitalization had occurred on June 30, 2018 and June 30, 2017, respectively. The unaudited pro forma statement of operations , wee prepared as if the reverse merger and recapitalization had occurred on June 30, 2018 and 2017, respectively.

The unaudited pro forma financial statements have been developed from and should be read in conjunction with:

1.	Separate audited financial statements of Metwood, Inc. as of and for the year ended June 30, 2017 and the related notes;

2.	Separate audited financial statements of Metwood, Inc. as of and for the year ended June 30, 2018 and the related notes.

3.	The accompanying notes to the unaudited pro forma financial statements

Unaudited Pro Forma Financial adjustments

The unaudited pro forma consolidated financial statements have been presented for illustrative purposes only and are not necessarily indicative of the operating results and financial position that would have been achieved had the reverse merger and recapitalization and other related transaction occurred on the dates indicated. The unaudited pro forma adjustments represent management’s estimates based on information available as of the date of these unaudited pro forma financial statements and are subject to change as additional information becomes available and analyses are performed.

Pro Forma Adjustments to the Balance Sheet;

1	Represents the Company’s historical Balance sheet at June 30, 2018 and June 30, 2017 to carve out Metwood of Virginia’s assets and liabilities prior to the reverse merger.

2	Represents the recapitalization as a result of the share exchange.

Pro Forma Adjustments to the Statements of Operations

1.	Represents the Company’s historical statement of operations for the years ended June 30, 20148 and June 30, 2017 to carve out Metwood’s income and expenses prior to the reverse merger.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There is no change in Accountants, nor disagreements with the current or prior accountants, nor any changes to the prior years financial statements as issued.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2018 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 1305 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2018 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his respective positions:

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

Based solely on a review of the forms received covering purchase and sale transactions in the Company’s common stock during the fiscal year ended June 30, 2018, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company’s last three fiscal years by our President and Chief Executive Officer, Robert M. Callahan, and our Chief Financial Officer, Shawn A. Callahan:

Summary Compensation Table

	Fiscal	Annual	Bonuses	Other Compensation	Restricted Stock Awards	LTIP Options	Restricted Stock Bonuses
	Year	Salary	(1)	(2)	(3)	(4)	(4)
Robert M. Callahan	2018	$70,000	$-0-	-0-	$-0-	-0-	-0-
	2017	$87,115	$-0-	-0-	-0-	-0-	-0-
	2016	$55,192	$-0-	-0-	-0-	-0-	-0-
Shawn A. Callahan	2018	$73,692	$-0-	-0-	$-0-	-0-	-0-
	2017	$74,422	$-0-	-0-	-0-	-0-	-0-
	2016	$74,538	$-0-	-0-	-0-	-0-	-0-

___________

(1)	The dollar value of bonuses (cash and non-cash) received.

(2)	During the periods covered by the table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(3)	During the periods covered by the table, the Company made no restricted stock awards.

(4)	The Company currently has no stock option or restricted stock bonus plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood’s common stock as of June 3, 2019 based upon 17,766,647 shares outstanding:

Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares		Percent of Class
Common	Robert Callahan 819 Naff Boones Mill, Va.	11,776,647	(1)	66.2%
Common	Ronald Shiflett 638 Patti Road Rocky Mount, Va.	1,000,000		5.6%

__________

(1) Includes direct and indirect interests. There are 11 . 0 5 3 ,600 common shares included in this amount that are owned in the names of family members of Mr. Callahan.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of March 7, 2019

Management Ownership

	Name and Address	No. of	Percent
Title of Class	Of Beneficial Owner	Shares	of Class

Common	Robert Callahan 819 Naff Road Boones Mill, VA 24065	11,776,634	66.2%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Following are the transactions between Metwood and members of management, directors, officers, 5% shareholders, and promoters of Metwood:

During the year ended June 30, 2005, we entered into a sales and leaseback transaction with a related party. We sold the various buildings at our corporate headquarters which house our manufacturing plants, executive offices and other buildings for $600,000 in cash. We simultaneously entered into a commercial lease agreement with the related party whereby we are committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. Rent expense charged to operations for the years ended June 30, 2018 and 2014 was $380,491 and $75,000, The large increase in rent was due to the prepaid rent as discussed previously.

On July 1, 2015, The Company entered into a renewed lease agreement with Cahas Mountain LLC, our controlling shareholder. This lease is for five years and involved the cash payment of $5,500.00 per month rent and annual prepaid rent amortization of $312,000.00

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by , Turner Stone & co. for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2018 and 2017:

	2018	2017
Audit fees	$30,000	$30,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$30,000	$30,000

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

Audit-related fees: Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include accounting consultations in connection with the Sarbanes- Oxley Act of 2002.

Tax fees: Consist of fees billed for tax compliance, tax advice and tax planning services.

All other fees: Consist of fees billed for all other services other than those reported above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

NUMBER	DESCRIPTION

3(i)*	Articles of Incorporation

3(ii)*	By-laws

10.1**	Agreement with Emerge Nuetracueticals, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securties Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

___________

* Incorporated by reference on Form 8-k filed February 16, 2000

** Incorporated by reference on Form 10-K filed February 22, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2019	/s/ Keith Thomas
Keith Thomas
CEO and Director and Financial Officer

Date: August 27, 2019	/s/ Keith Thomas
Keith Thomas
Financial Officer

