Form 10-Q
period 2018-09-30
METWOOD INC
filed 2019-10-15
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Common Stock, $.001 Par Value – 23,366,647 shares as of September 27, 2019

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company’s annual report on Form 10-K for the year ended June 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending June 30, 2019.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

METWOOD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND JUNE 30, 2018

(UNAUDITED)

	September 30, 2018	June 30, 2018
Current Assets
Cash and cash equivalents	$30,124	$61,872
Accounts receivable	219,066	225,414
Inventory	455,189	439,649
Other current assets	14,200	18,436
Total current assets	718,579	745,371
Property and Equipment
Leasehold Improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	207,508	193,204
Machinery & Equipment	730,398	744,672
Vehicles	415,528	415,528
Land improvements	67,929	67,959
Total Property and Equipment	1,774,454	1,774,454
Less accumulated depreciation	(1,363,979)	(1,353,003)
Net Property and Equipment	410,475	421,451

Total assets	$1,129,054	$1,166,822

Current liabilities
Accounts payable and accrued liabilities	$172,452	$247,150
Accrued payroll expense	20,537	19,177
Note payable to related party	84,609	77,460
Total cirremt liabilities	277,598	343,787

Long term liabilities
Convertible note payable-related company net of debt discount of $13,235 and $17,647, respectively	36,765	32,353
Total long term liabilities	36,765	32,253
Total liabilities	314,363	376,040

Commitments and Contengencies Note 4
Shareholders' equity
Preferred stock ($.001 par) 40,000,000 shares authorized none outstanding	0	0
Common stock ($.001) 100,000,000 shares authorized 17,776,747 and 17,667,747 outstanding	17,767	17,767
Paid in capital	3,550,236	3,550,236
Accumulated deficit	(2,207,312)	(2,153,321)
Contra equity-prepaid rent	(546,000)	(624,000)
Total shareholders' equity	814,691	790,682
Total liabilities and shareholders' equity	$1,129,054	$1,166,822

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	2018	2017

Gross sales	$591,737	$530,043
Cost of sales	(372,580)	(389,255)
Gross profit	219,157	140,788

Operating expenses

Payroll expense	114,766	115,366
Other	153,362	162,479
Total operating expense	268,128	277,845

Operating income (loss)	(48,971)	(137,057)
Other income (expense)
Other income (expense)	1,392	1,086
Interest expense	(6,412)	(4,412)
Total other income (expense)	(5,020)	(3,326)
Net operating loss	(53,991)	(140,383)
Provision for income taxes	0	0
Net loss	$(53,991)	$(140,383)

Basic earnings (loss) per share	$.00	$(0.01)
Weighted number of shares outstanding	17,766,647	17,766,647

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	September 30, 2018	September 30, 2017
Net loss	$(53,991)	(140,383)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	10,976	19,825
Amortization of note discount	4,412	4,412
Amortization of prepaid rent	78,000	78,000

(Increase) decrease in operating assets
Accounts receivable	6,348	12,707
Inventory	(15,540)	110,058
Other current assets	4,236	2,216
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(74,698)	(53,205)
Accrued payroll	1,360	(18,458)
Net cash provided (used) in operating activities	(38,897)	15,172
Investment activities
Property and equipment purchases	0	(2,903)

Net cash provided (used) in investing activities	0	(2,903
Financing Activities
Advances from related party	7,149	0
Net cash provided by (used) in financing activities financing activities	7,149	0

Increase in cash	31,748	12,269
Beginning cash	61,872	67,854
Ending cash	$30,124	$80,123
Supplemental Disclosure of Cash Flow Information
Interest paid
Income taxes paid	$0	$0
	$0	$0
	$0	$0

Debt discount on convertible note Supplemental Disclosure of Non-Cash investing and financing activities	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

For the three months ended September 30, 2018
	Common	Common	Additional			Total
	Shares	shares	Paid-in	Prepaid	Retained	Shareholders'
	(000s)	($.001 Par)	Capital	Rent	Earnings	Equity
Balances June 30, 2018	17,767	$17,767	3,550,236	(624,000)	(2,153,321)	790,682
Amortization of prepaid rent				78,000		78,000
Net loss for three months					(53,991)	(53,991)
Balances September 30, 2018	17,767	$17,767	3,550,236	(546,000)	(2,207,312)	814,691

For the three months ended September 30, 2017
	Common	Common	Additional			Total
	Shares	shares	Paid-in	Prepaid	Retained	Shareholders'
	(000s)	($.001 Par)	Capital	Rent	Earnings	Equity
Balances June 30, 2017	17,767	$17,767	3,550,236	(936,000)	(1,671,189)	960,814
Amortization of prepaid rent				78,000		78,000
Net loss for three months					(140,383)	(140,383)
Balances September 30, 2017	17,767	$17,767	3,550,236	(858,000)	(1,811,572)	898,431

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses since inception which raises substantial doubt about the Company’s ability to continue as a going concern. During the three months ended September 30, 2018, the Company incurred a loss from operations of $53,991 and has an accumulated deficit of $2,207,312. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended June 30, 2019. The consolidated balance sheet at June 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Metwood, Inc. s annual report on Form 10-K for the year ended June 30, 2018.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At September 30, 2018, the allowance for doubtful accounts was $ 8,362. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the three months ended September 30, 2018 and 2017, the net amount of bad debts charged off was $-0-.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method at September 30, 2018. The inventory at September 30, 2018 consisted of $347,771 in raw materials and $107,418 work in process.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through September 30, 2018.

Patents - We have been assigned several key product patents developed by certain company officers. No value has been recorded in our financial statements because the fair value of the patents was not determinable within reasonable limits at the date of assignment.

Revenue Recognition  - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a Company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update. The guidance’s adoption had no impact on our source of revenue from the sale of building materials or have a material impact on our financial statements.

The Company’s revenue stream is generated from sales of commercial building related products. Sales are initiated as directed from customers’ orders. Revenue is recognized generally upon shipment or delivery to our customers, depending upon the terms of the sales order. Control is considered transferred when title and risk of loss pass, when the customer is obligated to pay and, where required, when the customer has accepted the products.

We recognize shipping fees, if any, received from our customers in revenue. We expense shipping and handling costs as incurred which are included in cost of goods sold on the statements of operation.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended September 30, 2018 and 2017 were $(365) and $740, respectively.

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

If the convertible note is converted in its entirety the Company will issued 50,000,000 shares of common stock, the maximum conversion for any one year is 10,000,000. If the contract for change of control is consummated, then an additional 15,000,000 shares of common stock will be issued.

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

NOTE 3 – CENTRATIONS OF CUSTOMER RISK

For the three months ended September 30, 2018 and 2017, a table is presented to show customer concentration of over 10% for sales and accounts receivable.

	% of Sales		% of Open Accounts Receivable
	2018	2017	9/30/18	9/30/17
Ace Hardware	*	*	10.1	*
Builders First	*	21.9	*	15.2
David James Homes	*	*	11.7	12.5
Mark Hannabury	14.5	*	16.8	*
RS Monger	14.1	*	*	*

______

*Total less than 10%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the year ended June 30, 2005, The Company into as sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house it’s manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease has a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction. The Company incurred rent expense of $100,500 for the ,three months ended September 30, 2018, $78,000 of this figure was amortization of prepaid rent.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At September 30, 2018 and 2017, advances under this note are payable to Cahas Mountain Properties of approximately $85,000 and $77,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $30,000 and $28,000 at September 30, 2018 and June 30, 2018, respectively. The Company recognized interest expense of approximately $2,000 and $2,000 for the three months ended September 30, 2018 and 2017, respectively. The unpaid advances are due on demand.

On August 18, 2016 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note maturity date was extended to June 30, 2020. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in its entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $4,412 and $4,412 was amortized during the three months ended September 30, 2018 and 2017, respectively. The unamortized debt discount was $13,265 at September 30, 2018, and $17,647 and June 30, 2018, respectively.

On July 1, 2015 the Company entered into a lease with the related party. This lease has a term of five years and the monthly rental is $5,000 in cash in addition the Company issued common stock as part of the transaction. The Company incurred rent expense of $100,500 for the three months ended September 30, 2018, $78,000 of this figure was amortization of prepaid rent.

NOTE 6 - EQUITY

During the three months ended September 30, 2018 The Company did not issue any preferred shares or common shares of stock. There are 100,000,000 shares of common stock authorized and at the quarter end there are 17,766,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

If the convertible note that is covered in the related party note (Note 5) and is converted into common stock of The Company, an additional 50,000,000 shares of common stock could be issued, resulting in dilution of the current shareholders. When the contract of October 11, 2018 is completed (see Note 8) there will be an additional 15,000,000 shares issued to the principals of Emerge Nutraceuticals, Inc.

NOTE 7 - LEGAL PROCEEDINGS

At September 30, 2018 there were no legal proceedings pending against the Company that will have material effect on the financial statements.

NOTE 8 - SUBSEQUENT EVENTS

On October 11, 2019, the company obtained a vehicle loan from First Citizens Bank in the amount of $47,191. The note will be liquidated in 60 monthly payments, with an interest rate of 5.05%. The monthly payments on the note are $893.37.

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

Sale of Wholly Owned Subsidiary

On June 29, 2019, the Company, entered into a stock purchase agreement with Cahas Mountain Properties, LLC, a Virginia limited liability company, (“Cahas”) a majority shareholder of the Company. Pursuant to the agreement, Cahas agreed to purchase from the Company the wholly owned subsidiary, Metwood of Virginia, Inc., a Virginia corporation, for nine million four hundred thousand (9,400,000) common shares of the Company’s common stock which it held at a value of seven hundred fifty-two thousand ($752,000) dollars. As part of this agreement, all assets and liabilities of Metwood of Virginia except, the convertible note payable to Cahas of $50,000 which remained an obligation of the Company. After the sale of the subsidiary the proforma Balance Sheet at September 30, 2018 and June 30, 2018 and Statement of Operations for the three months ended September 30, 2018 and 2017, respectively, are shown below:

Pro Forma adjustments on the balance sheet:

a)	Represents Metwood of Virginia, Inc.’s historical balance sheet as of September 30, 2018 to carve out Metwood of Virginia’s assets and liabilities as of June 30, 2018 prior to its sale.

b)	Represents the retirement of 9,400,000 share of the Company’s common stock which the Company received in exchange from Cahas Mountain Properties, LLC.

Metwood, Inc.

Proforma Unaudited Balance Sheet

September 30, 2018

		Less	Proforma
	2018	Metwood VA	2018
Current Assets
Cash and cash equivalents	$30,124	$(30,124)	$-
Accounts receivable, net of reserve	219,066	(219,066)	-
Inventory	455,189	(455,189)	-
Other current assets	14,200	(14,200)	-
Total current assets	718,579	(718,579)	-
Property and Equipment
Leasehold Improvements	274,869	(274,869)	-
Furniture, fixtures and equipment	78,222	(78,222)	-
Computer and software	207,508	(207,508)	-
Machinery & Equipment	730,398	(730,398)	-
Vehicles	415,528	(415,528)	-
Land improvements	67,929	(67,929)	-
Total property and equipment	1,774,454	(1,774,454)	-
Less accumulated depreciation	(1,363,979)	1,363,979	-
Net property and equipment	410,475	(410,475)	-
	$1,129,054	$(1,129,054)	$-

Current liabilities
Accounts payable and accrued expenses	$172,452	$(164,452)	$8,000
Accrued payroll expense	20,537	(20,537)	-
Demand note payable-related party	84,609	(84,609)	-
Total current liabilities	277,598	(269,598)	8,000

Long term liabilities
Convertible note payable-related party note discount of $17,647 and $38,294, respectively	36,765		36,765
Total long term liabilities	36,765
Total liabilities	314,363	(306,363)	44,765
Shareholders' equity
Preferred stock (par $.001) 40,000,000	-
Common stock (par $.001)	17,767	(9,400)	8,367
Paid in capital	3,550,236		3,550,236
Accumulated deficit	(2,207,312)	(1,396,056)	(3,603,368)
Contra equity-prepaid rent	(546,000)	546,000	-
			-
Total stockholders' equity	814,691	(859,456)	(44,765)
Total liabilities and stockholders' equity	$1,092,289	$(1,129,054)	$-

Metwood Inc.

Proforma Unaudited Statement of Operations

September 30, 2018

		Less	Proforma
	2018	Metwood VA	2018

Gross sales	$591,737	$(591,737)	$-
Cost of sales	(372,580)	372,580	-
Gross profit	219,157	(219,157)	-

Operating expenses	268,128	(268,128)

Operating income (Loss)	(48,971)	48,971

Other Income (expense)
Interest	(6,412)	2,000	(4,412)
Gain on sale of asset	-	-	-
Other Income (expense)	1,392	(1,392)	-
Total Other Income (expense)	(5,020)	608	(4,412)
Net income (loss)	(53,991)	49,579	(4,412)
Income taxes	-	-	-
Net (loss)	$(53,991)	$49,579	$(4,412)

Basic loss per share	$(0.00)	$(0.01)	$(0.00)
Weighted number of shares outstanding	17,776,647	9,400,000	8,376,647

METWOOD, INC.

PROFORMA UNDAUDITED STATEMENT OF OPERATIONS

September 30, 2017

		Less	Proforma
	2018	Metwood VA	2018

Gross sales	$530,043	$(530,043)	$-
Cost of sales	389,255	(389,255)	-
Gross profit	140,788	(140,788)	-

Operating expenses	277,845	(277,845)

Operating income (Loss)	(137,057)	137,057

Other Income (expense)
Interest	(4,412)		(4,412)
Gain on sale of asset	-	-	-
Other Income (expense)	1,086	(1,086)	-
Total other income (exense)	(3,326)	1,086	(4,412)
Net loss	(140,383)	135,971	(4,412)
Net loss	$(140,383)	$135,971	$(4,412)

	$(0.01)	$(0.01)	$(0.00)
	17,776,647	9,400,000	8,376,647

Pro Forma adjustments on the balance sheet:

c)	Represents Metwood of Virginia, Inc.'s historical balance sheet as of June 30, 2018 to carve out Metwood of Virginia's assets and liabilities as of June 30, 2018 prior to its sale.

d)	Represents the retirement of 9,400,000 share of the Company's common stock which the Company received in exchange from Cahas Mountain Properties, LLC.

Metwood, Inc.

Proforma Unaudited Balance Sheet

June 30, 2018

		Less	Proforma
	2018	Metwood VA	2018
Current Assets
Cash and cash equivalents	$61,872	$(61,872)	$-
Accounts receivable, net of reserve	225,414	(225,414)	-
Inventory	439,649	(439,649)	-
Other current assets	18,436	(18,436)	-
Total current assets	745,371	(745,371)	-
Property and Equipment
Leasehold Improvements	274,869	(274,869)	-
Furniture, fixtures and equipment	78,222	(78,222)	-
Computer and software	193,204	(193,204)	-
Machinery & Equipment	744,672	(744,672)	-
Vehicles	415,528	(415,528)	-
Land improvements	67,959	(67,959)	-
Total property and equipment	1,774,454	(1,774,454)	-
Less accumulated depreciation	(1,353,003)	1,353,003	-
Net property and equipment	421,451	(421,451)	-
	$1,166,822	$(1,166,822)	$-

Current liabilities
Accounts payable and accrued expenses	$247,150	$(247,150)	$-
Accrued payroll expense	19,177	(19,177)	-
Demand note payable-related party	77,460	(77,460)	-
Total current liabilities	343,787	(343,787)	-

Long term liabilities
Convertible note payable-related party
note discount of $17,647 and $38,294, respectively	32,353		32,353
Total long term liabilities	32,353		32,353
Total liabiilites	376,140	(343,787)	32,253
Shareholders' equity
Preferred stock (par $.001) 40,000,000	-
Common stock (par $.001)	17,767	(9,400)	8,367
Paid in capital	3,550,236		3,550,236
Accumulated deficit	(2,153,321)	(1,437,635)	(3,590,956)
Contra equity-prepaid rent	(624,000)	624,000	-
Treasury stock			-
Total stockholders' equity	790,682	(823,035)	(32,353)
Total liabilities and stockholders' equity	$1,166,822	$(1,166,822)	$-

Metwood Inc.

Proforma Unaudited Statement of Operations

June 30, 2018

		Less	Proforma
	2018	Metwood VA	2018

Gross sales	$1,938,222	$(1,938,222)	$-
Cost of sales	1,304,551	(1,304,551)	-
Gross profit	633,671	(633,671)	-

Operating expenses

Advertising	35,025	(35,025)	-
Bad debt recovery	-	-	-
Depreciation	26,054	(26,054)	-
Insurance	31,397	(31,397)	-
Payroll expense	457,529	(457,529)	-
Professional fees	15,251	(15,251)	-
Rent related party	385,586	(385,586)	-
Repairs and maintenance	11,005	(11,005)	-
Research and development	6,375	(6,375)	-
Telephone	13,052	(13,052)	-
Vehicle	27,051	(27,051)	-
Other	86,013	(86,013)	-
Total operating expenses	1,094,338	(1,094,338)	-
Operating income (loss)	(460,667)	460,667	-

Other Income (expense)
Interest	(25,635)	3,988	(21,647)
Gain on sale of asset	-	-	-
Other Income (expense)	4,170	(4,170)	-
Total Other Income (expense)	(21,465)	(182)	(21,647)
Net income (loss)	(482,132)	460,485	(21,647)
Income taxes	-	-	-
Net (loss)	$(482,132)	$460,485	$(21,647)

Basic loss per share	$(0.03)	$0.03	$(0.00)
Weighted number of shares outstanding	17,766,647	17,766,647	17,766,647

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

Our primary products and services are:

•	TUFF BEAM - internally reinforced cold-formed steel beam

•	TUFF JOIST - cold-formed steel joint system

•	TUFF JOIST+ - internally reinforced cold-formed steel joist

•	TUFF FLOOR SYSTEM - combinations of TUFFBEAM, NUJOIST and TUFFJOIST are utilized to make up a complete floor system

•	TUFF DECK - concrete deck systems

•	RIM BEAM - internally reinforced CFS load distribution member

•	TUFF FRAME 3.5 & 5.5 - a fully proprietary panelized load bearing and non-load bearing CFS wall framing solution

•	TUFF TRUSS 2.0 - a proprietary roof and floor truss system

•	Aegis - Metwood is a distributor of Aegis Metal Framing’s cold-formed steel trusses

•	SURE-SPAN™

•	Trimmable square columns

•	Joist reinforcers

•	Engineering, design and custom building services

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

Dependence on One or a Few Major Customers

For the three months ended September 30, 2018 and 2017, a table is presented to show customer concentration of over 10% for sales and accounts receivable.

% of Sales % of Open Accounts Receivable

	% of Sales		% of Open Accounts Receivable
	2018	2017	9/30/18	9/30/17
Ace Hardware	*	*	10.1	*
Builders First	*	21.9	*	15.2
David James Homes	*	*	11.7	12.5
Mark Hannabury	14.5	*	16.8	*
RS Monger	14.1	*	*	*

_______

*Total less than 10%

Patents

We have nine U.S. Patents:

U.S. Patent Nos. 5,519,977 and 7,347,031, “Joist Reinforcing Bracket,” a bracket that reinforces wooden joists with a hole for the passage of a utility conduit. The Company refers to this as its floor joist patch kit.

U.S. Patent No. 5,625,997, “Composite Beam,” a composite beam that includes an elongated metal shell anda pierceable insert for receiving nails, screws or other penetrating fasteners.

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

Number of Total Employees and Number of Full-Time Employees

The Company had 12 employees at September 30, 2018, eleven of whom were full time.

Changes in Results of Operations

We had a net loss of $53,991 for the three months ended September 30, 2018 compared to a net loss of $140,383 for the three months ended September 30, 2017. Gross profit increased to 37.3% for the three months ended September 30, 2018 compared to 26.6% in the same period in 2017.

Liquidity and Capital Reserves – Cash flows used by operating activities for the three months ended September 30, 2018 were $38,897 compared to cash provided $15,172 for the three months ended September 30, 2017. The increase comparing those two periods was primarily due to a decrease in inventory, and a decrease in accounts payables.

Cash flows used in investing activities were $0 for the three months ended September 30, 2018 and cash flows used were $2,903 for September 30, 2017, respectively.

Cash flows provided from financing activities for the three months ended September 30, 2018 was $7,149 and for September 30, 2017 were $0.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2018. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings that are expected to have a material effect on either the financial statements or the operations.

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

We have a history of operating losses and may incur future losses – We incurred net losses of $53,991 for the three months ended September 30, 2018 and $140,183 for the three months ended September 30, 2017. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Exhibit
3.1(1)		Articles of Incorporation (1)
3.1(2)		Amendment to Articles of Incorporation(2)
3.2		New Adopted Bylaws (1)

10.1(3)		Agreement with Emerge Neutricueticals, Inc.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

_______

*filed herewith

(1)	Incorporated by reference on Form 8-K, filed February 16, 2000
(2)	Incorporated by reference on Form 8-K, filed October 2, 2013
(3)	Incorporated by reference on Form 10-k filed February 22, 2019
(4)	Incorporated by reference on Form 8-k fileed July 10, 2019

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2019	/s/ Keith M. Thomas
Keith M. Thomas
Chief Executive Officer

Date: October 14, 2019	/s/ Keith M. Thomas
Keith M. Thomas
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

