Form 10-Q
period 2018-12-31
METWOOD INC
filed 2019-10-15
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Common Stock, $.001 Par Value – 23,366,647 shares as of September 27, 2019.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company’s annual report on Form 10-K for the year ended June 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2018 are not necessarily indicative of the results that can be expected for the year ending June 30, 2019.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

METWOOD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND JUNE 30, 2018

(UNAUDITED)

	December 31, 2018	June 30, 2018
Current Assets
Cash and cash equivalents	$137,705	$61,872
Accounts receivable	225,647	225,414
Inventory	462,787	439,649
Other current assets	10,809	18,436
Total current assets	836,948	745,371
Property and Equipment
Leasehold Improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	193,209	193,204
Machinery and equipment	746,505	744,672
Vehicles	462,869	415,528
Land improvements	67,959	67,959
Total Property and Equipment	1,823,633	1,774,454
Less accumulated depreciation	(1,374,955)	(1,353,003)
Net Property and Equipment	448,678	421,451
Total assets	$1,285,626	$1,166,822

Current liabilities
Accounts payable and accrued expenses	$267,058	$247,150
Accrued payroll expense	20,123	19,177
Note payable to bank-current portion	10,720	0
Note payable to related party	88,059	77,460
Total current liabilites	385,960	343,787

Long term liabilities
Convertible note payable to related company less note payable to a related party net of note discount of $8,823 and $17,647, respectively	41,177	32,353
Long term portion of note payable to bank	35,093	0
Total long term liabilities	76,270	32,353
Total liabilities	462,230	376,140

Commitments and contingencies Note 4

Shareholders' equity

Preferred stock (par $.001) 40,000,000 shares authorized 0 outstanding	0	0
Common stock (par $.001) 100,000,0000 authorized and 17,766,647 Issued and outstanding	17,767	17,767
Paid in capital	3,550,236	3,550,236
Accumulated deficit	(2,276,607)	(2,153,321)
Contra equity-prepaid rent	(468,000)	(624,000)
Total shareholders' equity	823,396	790,682
Total liabilities and shareholders' equity	$1,285,626	$1,168,822

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

FOR THE THREE AND SIX MONTHS PERIODS ENDED DECEMBER 31, 2018 and 2017

(UNAUDITED)

	Three Months		Six Months
	2018	2017	2018	2017
Gross sales	$622,977	550,680	1,214,714	1,080,722
Cost of sales	(403,921)	(390,807)	(776,501)	(780,062)
Gross profit	219,056	159,873	438,213	300,660

Operating expenses

Advertising	6,945	13,706	17,912	25,566
Depreciation	4,741	7,550	10,892	15,100
Insurance	16,769	12,151	23,321	20,286
Payroll expense	117,254	114,403	232,020	229,769
Professional fees	5,750	10,697	6,895	12,578
Rent	100,500	101,800	201,000	201,800
Telephone	6,776	5,307	11,714	7,698
Vehicle	6,396	8,016	11,951	15,481
Other	17,472	30,258	35,026	53,242
Total operating expenses	282,603	303,888	550,731	581,520
Operating income (loss)	(63,547)	(144,015)	(112,518)	(280,860)
Other income (expense)
Interest expense	(6,821)	(4,412)	(13,233)	(8,824)
Other income (expense)	1,073	715	2,465	1,892
Total other income	(5,748)	(3,697)	(10,768)	(6,932)
Net operating (loss) before income taxes	(69,295)	(147,712)	(123,286)	(287,792)
Provision for income taxes	0	0	0	0
Net loss	$(69,295)	(147,712)	$(123,286)	(287,792)
Basic loss per share	$0.00	($0.01)	($0.01)	($0.02)
Weighted number os shares outstanding	17,766,647	17,766,647	17,766,647	17,766,647

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

	2018	2017
Net (loss)	$(123,286)	(287,792)

Depreciation	21,952	39,650
Amortization of prepaid rent	156,000	156,000
Amortization of convertible debt discount	8,824	8,824

(Increase) decrease in operating assets
Accounts receivable	(233)	(45,392)
Inventory	(23,138)	144,127
Other current assets	7,627	2,009
Increase(decrease) in liabilities Decrease)
Accounts payable and accrued expenses	19,909	13,632
Accrued payroll	946	(3,148)
Net cash provided by operating activities	68,601	27,906
Investment activities
Property and equipment purchases	(1,988)	(24,543)
Net cash used in investment activities	(1,988)	(24,543)
Financing activities
Advances from related party	10,598	0
Payments on bank note payable	(1,378)
Net cash provided (used) in financing activities	9,220	0
Increase (decrease) in cash	75,833	3,363
Beginning cash	61,872	67,854
Ending cash	$137,705	$71,217

Supplmental Disclosure of Cash Flow Information
Income taxes paid	$0	$0

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Bank note-vehicle purchase	$47,191	$0

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE PERIOD ENDED DECEMBER 31, 2018

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

For the six months ended December 31, 2018
	Common	Common	Additional			Total
	Shares	shares	Paid-in	Prepaid	Retained	Shareholders'
	(000s)	($.001 Par)	Capital	Rent	Earnings	Equity
Balances June 30, 2018	17,767	$17,767	3,550,236	(624,000)	(2,153,321)	790,682
Amortization of prepaid rent				156,000		156,000
Net loss for six months					(123,286)	(123,286)
Balances December 31, 2018	17767	$17,767	3,550,236	(468,000)	(2,276,707)	823,296

For the six months ended December 31, 2017
	Common	Common	Additional			Total
	Shares	shares	Paid-in	Prepaid	Retained	Shareholders'
	(000s)	($.001 Par)	Capital	Rent	Earnings	Equity
Balances June 30, 2017	17,767	$17,767	3,550,236	(936,000)	(1,671,189)	960,810
Amortization of prepaid rent				156,000		156,000
Net loss for six months					(287,792)	(287,792)
Balances December 31, 2017	17767	$17,767	3,550,236	(780,000)	(1,958,985)	829,018

See the accompanying notes to the condensed consolidated financial statements

METWOOD, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses since inception which raises substantial doubt about the Company’s ability to continue as a going concern. During the six months ended December 31, 2018, the Company incurred a loss from operations of $123,286 and has an accumulated deficit of $2,276,607. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ended June 30, 2019. The consolidated balance sheet at June 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Metwood, Inc.’s annual report on Form 10-K for the year ended June 30, 2018.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At December 31, 2018, the allowance for doubtful accounts was $ 8,362. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the six months ended December 31, 2018 and 2017, the net amount of bad debts charged off was $-0-.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method at December 31, 2018. The inventory at December 31, 2018 consisted of $355,370 in raw materials and $107,418 work in process.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the six months ended December 31, 2018 and 2017 were $2,846 and $0, respectively.

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

NOTE 3 - CONCENTRATIONS OF CUSTOMER RISK

For the six months ended December 31, 2018 and 2017, a table is presented to show customer concentration of over 10% for sales and accounts receivable.

	% of Sales		% of Open Accounts Receivable
	2018	2017	2018	2017
Ace Hardware	*	*	10.1	*
Builders First	*	21.9	*	14.93
David James Homes	*	*	*	11.7
Mark Hannabury	14.5	*	16.8	*
RS Monger	14.1	*	*	*

*Total less than 10%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the year ended June 30, 2005, The Company into as sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house it’s manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease has a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction. The Company incurred rent expense of $201,000 for the ,six months ended December 31, 2018, $156,000 of this figure was amortization of prepaid rent.

NOTE 5 - NOTES PAYABLE

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At December 31, 2018 and December 31, 2017, advances under this note are payable to Cahas Mountain Properties of approximately $88,000 and $77,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $30,000 and $28,000 at December 31, 2018 and June 30, 2018 respectively. The Company recognized interest expense of approximately $2,500 and $-0- for the six months ended December 31, 2018 and 2017, respectively, The unpaid advances are due on demand.

On August 18, 2016 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note expiration has been extended to June 30, 2020. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in it’s entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $13,233 was amortized during the six months ended December 31, 2018 and $8,824 was expensed in the period ended December 31, 2017. Accrued interest payable totaled $10,000 and $8,000 at December 31, 2018 and June 30, 2018, respectively.

On October 11, 2019 the Company entered into a note with First-/Citizens Band and Trust for the purchase of a vehicle. The terms of this note are, sixty equal payments of 893.37 per month , payment for sixty months, and an interest rate of interest 5.05%. The grand total of the note is $47,791.25.

NOTE 6 - RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At December 31, 2018 and 2017, advances under this note are payable to Cahas Mountain Properties of approximately $88,000 and $76,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $20,000 and $19,000 at December 31, 2018 and December 31, 2017, respectively. The Company recognized interest expense of approximately $2,469 and $-0- for the six months ended December 31, 2018 and 2017, respectively. The unpaid advances are due on demand.

On August 18, 2016 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note matures on June 30, 2019. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in its entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $8,824 and $8,824 was amortized during the six months ended December 31, 2018 and 2017, respectively. The unamortized debt discount was $8,824 at December 31, 2018, and $8,824 at December, 2017, respectively.

On July 1, 2015 a lease was entered into with the related party. This lease has a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction. The Company incurred rent expense of $201,000 for the six months ended December 31, 2018, $156,000 of this figure was amortization of prepaid rent.

NOTE 7 - EQUITY

During the six months ended December 31, 2018 The Company did not issue any preferred shares or common shares of stock. There are 100,000,000 shares of common stock authorized and at the quarter end there are 17,766,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

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

NOTE 8 - LEGAL PROCEEDINGS

At December 31, 2018 there were no legal proceedings pending against the Company that will have material effect on the financial statements.

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

Sale of Wholly Owned Subsidiary

On June 29, 2019, the Company, entered into a stock purchase agreement with Cahas Mountain Properties, LLC, a Virginia limited liability company, (“Cahas”) a majority shareholder of the Company. Pursuant to the agreement, Cahas agreed to purchase from the Company the wholly owned subsidiary, Metwood of Virginia, Inc., a Virginia corporation, for nine million four hundred thousand (9,400,000) common shares of the Company’s common stock which it held at a value of seven hundred fifty-two thousand ($752,000) dollars. As part of this agreement, all assets and liabilities of Metwood of Virginia except, the convertible note payable to Cahas of $50,000 which remained an obligation of the Company. After the sale of the subsidiary the proforma Balance Sheet at December 31, 2018 and June 30, 2018 and Statement of Operations for the six months ended December 31, 2018 and 2017 are shown below:

Pro Forma adjustments on the balance sheet:

a)	Represents Metwood of Virginia, Inc.’s historical balance sheet as of December 31, 2018 to carve out Metwood of Virginia’s assets and liabilities as of December 31, 2018 prior to its sale.

b)	Represents the retirement of 9,400,000 share of the Company’s common stock which the Company received in exchange from Cahas Mountain Properties, LLC.

Metwood, Inc.

Proforma Unaudited Balance Sheet

December 31, 2018

		Less	Proforma
	2018	Metwood VA	2018
Current Assets
Cash and cash equivalents	$137,705	$(137,705)	$-
Accounts receivable, net of reserve	225,647	(225,647)	-
Inventory	462,787	(462,787)	-
Other current assets	10,809	(10,809)	-
Total current assets	836,948	(836,948)	-
Property and Equipment
Leasehold Improvements	274,869	(274,869)	-
Furniture, fixtures and equipment	78,222	(78,222)	-
Computer and software	193,209	(193,209)	-
Machinery & Equipment	746,505	(746,505)	-
Vehicles	462,869	(462,869)	-
Land improvements	67,959	(67,959)	-
Total property and equipment	1,823,633	(1,823,633)	-
Less accumulated depreciation	(1,374,955)	1,374,955	-
Net property and equipment	448,678	(448,678)	-

	$1,285,626	$(1,285,626)	$-

Current liabilities
Accounts payable and accrued expenses	$267,058	$(259,058)	$8,000
Accrued payroll expense	20,123	(20,123)	-
Bank note payable current portion	10,720	(10,720)
Demand note payable-related party	88,059	(88,059)
Total current liabilities	385,960	(377,960)	8,000

Long term liabilities
Note payable to bank long term portion	35,097	(35,097)
Convertible note payable-related party note discount of $17,764 and $38,294, respectively	41,177		41,177
Total long term liabilities	76,274	(35,097)	41,177
Total liabilities	462,234	(413,057)	49,177

Shareholders' equity
Preferred stock (par $.001) 40,000,000	-
Common stock (par $.001)	17,767	(9,400)	8,367
Paid in capital	3,550,236		3,550,236
Accumulated deficit	(2,276,607)	(1,331,173)	(3,607,780)
Contra equity-prepaid rent	(468,000)	468,000	-
			-
Total stockholders' equity	823,396	(872,573)	(49,177)
Total liabilities and stockholders' equity	$1,285,626	$(1,285,626)

Metwood Inc.

Proforma Unaudited Statement of Operations

December 31, 2018

		Less	Proforma
	2018	Metwood VA	2018

Gross sales	$1,214,714	$(1,214,714)	$-
Cost of sales	(776,501)	776,501	-
Gross profit	438,213	(438,213)	-

Operating expenses	550,731	(550,731)

Operating income (Loss)	(112,518)	112,518

Other Income (expense)
Interest	(13,233)	2,469	10,764
Gain on sale of asset	-	-	-
Other Income (expense)	2,465	(2,465)	-
Total Other Income (expense)	(10,768)	4	10,764
Net income (loss)	(123,286)	(112,522)
Income taxes	-	-	-
Net (loss)	$(123,286)	$(112,522)	$10,764

Basic loss per share	($0.01)	$0.01	$0.00
Weighted number of shares outstanding	17,766,647	-9,400,000	8,366,647

METWOOD, INC.

PROFORMA UNDAUDITED STATEMENT OF OPERATIONS

December 31, 2017

		Less	Proforma
	2017	Metwood VA	2018

Gross sales	$1,080,722	$(1,080,722)	$-
Cost of sales	780,062	(780,062)	-
Gross profit	300,660	(300,660)	-

Operating expenses	581,520	(581,520)

Operating income (Loss)	(280,860)	280,860

Other Income (expense)
Interest	(8,824)		(8,824)
Gain on sale of asset	-	-	-
Other Income (expense)	1,892	(1,892)	-
Total other income (exense)	(6,932)	(1,892)	(8,824)
Net loss	(287,792)	278,968	(8,824)

Basic loss per share	$0.00	$0.00	$0.00
Weighed number of shares outstanding	17,776,647	-9,400,000	8,376,647

Pro Forma adjustments on the balance sheet:

c)	Represents Metwood of Virginia, Inc.’s historical balance sheet as of June 30, 2018 to carve out Metwood of Virginia’s assets and liabilities as of June 30, 2018 prior to its sale.

d)	Represents the retirement of 9,400,000 share of the Company’s common stock which the Company received in exchange from Cahas Mountain Properties, LLC.

Metwood, Inc.

Proforma Unaudited Balance Sheet

June 30, 2018

		Less	Proforma
	2018	Metwood VA	2018
Current Assets
Cash and cash equivalents	$61,872	$(61,872)	$-
Accounts receivable, net of reserve	225,414	(225,414)	-
Inventory	439,649	(439,649)	-
Other current assets	18,436	(18,436)	-
Total current assets	745,371	(745,371)	-
Property and Equipment
Leasehold Improvements	274,869	(274,869)	-
Furniture, fixtures and equipment	78,222	(78,222)	-
Computer and software	193,204	(193,204)	-
Machinery & Equipment	744,672	(744,672)	-
Vehicles	415,528	(415,528)	-
Land improvements	67,959	(67,959)	-
Total property and equipment	1,774,454	(1,774,454)	-
Less accumulated depreciation	(1,353,003)	1,353,003	-
Net property and equipment	421,451	(421,451)	-
	$1,166,822	$(1,166,822)	$-

Current liabilities
Accounts payable and accrued expenses	$247,150	$(247,150)	$-
Accrued payroll expense	19,177	(19,177)	-
Demand note payable-related party	77,460	(77,460)	-
Total current liabilities	343,787	(343,787)	-

Long term liabilities
Convertible note payable-related party note discount of $17,647 and $38,294, respectively	32,353		32,353
Total long term liabilities	32,353		32,353
Total liabiilites	376,140	(343,787)	32,253
Shareholders' equity
Preferred stock (par $.001) 40,000,000	-
Common stock (par $.001)	17,767	(9,400)	8,367
Paid in capital	3,550,236		3,550,236
Accumulated deficit	(2,153,321)	(1,437,635)	(3,590,956)
Contra equity-prepaid rent	(624,000)	624,000	-
Treasury stock			-
Total stockholders' equity	790,682	(823,035)	(32,353)
Total liabilities and stockholders' equity	$1,166,822	$(1,166,822)	$-

Metwood Inc.

Proforma Unaudited Statement of Operations

June 30, 2018

		Less	Proforma
	2018	Metwood VA	2018

Gross sales	$1,938,222	$(1,938,222)	$-
Cost of sales	1,304,551	(1,304,551)	-
Gross profit	633,671	(633,671)	-

Operating expenses

Advertising	35,025	(35,025)	-
Bad debt recovery	-	-	-
Depreciation	26,054	(26,054)	-
Insurance	31,397	(31,397)	-
Payroll expense	457,529	(457,529)	-
Professional fees	15,251	(15,251)	-
Rent related party	385,586	(385,586)	-
Repairs and maintenance	11,005	(11,005)	-
Research and development	6,375	(6,375)	-
Telephone	13,052	(13,052)	-
Vehicle	27,051	(27,051)	-
Other	86,013	(86,013)	-
Total operating expenses	1,094,338	(1,094,338)	-

Operating income (loss)	(460,667)	460,667	-

Other Income (expense)
Interest	(25,635)	3,988	(21,647)
Gain on sale of asset	-	-	-
Other Income (expense)	4,170	(4,170)	-
Total Other Income (expense)	(21,465)	(182)	(21,647)
Net income (loss)	(482,132)	460,485	(21,647)
Income taxes	-	-	-
Net (loss)	$(482,132)	$460,485	$(21,647)

Basic loss per share	($0.03)	$0.03	($0.00)
Weighted number of shares outstanding	17,766,647	17,766,647	17,766,647

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

Dependence on One or a Few Major Customers

For the six months ended December 31, 2018 and 2017, the customers that individually accounted for 10% or more of our company’s revenues are shown in the table below

	% of Sales		% of Open Accounts Receivable
	2018	2017	2018	2017
84 Lumber	*	*	10.8	*
Builders First	*	21.9	*	14.93
David James Homes	*	*	19.7	*
Mark Hannabury	14.5	*	16.8	*
RS Monger	14.1	*	*	*

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

Number of Total Employees and Number of Full-Time Employees

The Company had 12 employees at December 31, 2018, eleven of whom were full time.

Changes in Results of Operations

We had a net loss of $123,286 for the six months ended December 31, 2018 compared to a net loss of $287,792 for the six months ended December 31, 2017. Gross profit inccreased to 36.1% for the six months ended December 31, 2018 compared to 27.8% in the same period in 2017.

Liquidity and Capital Reserves – Cash flows provided by operating activities for the six months ended December 31, 2018 were $68,601 compared to cash provided $27,906 for the six months ended December 31, 2017. The increase comparing those two periods was primarily due to an decrease in inventory, accounts payables and accrued expenses.

Cash flows used in investing activities were $1,988 for the six months ended December 31, 2018 and $24,543 for December 31, 2017, respectively, and resulted from the purchase of equipment during both periods.

Cash flows provided from financing activities for the six months ended December 31, 2018 were an increase of $1,988 compared to an increase of $24,543 for the six months ended December 31, 2017 and were derived from the note for purchas of a vehicle, for December 31, 2018 and there were advances from a related party for December 31, 2018.

We had a net loss of $69,295 for the three months ended December 31, 2018 compared to a net loss of $147,712 for the three months ended December 31, 2017. Gross profit increased to 35.1% for the three months ended December 31, 2018 compared to 29.0% in the same period in 2017.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2018. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are no currently involved in litigation that will have a material effect on our operations or financials results.

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

We have a history of operating losses and may incur future losses – We incurred net losses of $69,295 for the three months ended December 31, 2018 and $123,286 for the six months ended December 31, 2017. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Exhibit
3.1(1)		Articles of Incorporation (1)
3.1(2)		Amendment to Articles of Incorporation(2)
3.2		New Adopted Bylaws (1)

10.1(3)		Agreement with Emerge Neutricueticals, Inc.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* filed herewith

(1)	Incorporated by reference on Form 8-K, filed February 16, 2000

(2)	Incorporated by reference on Form 8-K, filed October 2, 2013

(3)	Incorporated by reference on Form 10-K filed February 22, 2019

(4)	Incorporated by reference on Form 8-K filed July 10, 2019

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2019	By:	/s/ Keith M. Thomas
Keith M. Thomas
Chief Executive Officer

Date: October 14, 2019	By:	/s/ Keith M. Thomas
Keith M. Thomas
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350)

