Form 10-Q
period 2019-03-31
METWOOD INC
filed 2019-10-15
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

PART 1

FINANCIAL INFORMATION

As used in these footnotes, “we,” “us,” “our,” “Metwood,” “Company,” or “our company” refers to Metwood, Inc.

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

General

The accompanying reviewed interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company’s annual report on Form 10-K for the year ended June 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the ninw months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending June 30, 2019.

2

METWOOD, INC.

TABLE OF CONTENTS - FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018

METWOOD, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2019 AND JUNE 30, 2018

(UNAUDITED)

	March 31, 2019	June 30, 2018
Current Assets
Cash and cash equivalents	$109,251	$61,872
Accounts receivable	195,558	225,414
Inventory	462,787	439,649
Other current assets	7,351	18,436
Total current assets	774,947	745,371
Property and Equipment
Leasehold Improvements	274,869	274,869
Furniture, fixtures and equipment	78,222	78,222
Computer and software	193,204	193,204
Machinery & Equipment	746,505	744,672
Vehicles	469,164	415,528
Land improvements	67,959	67,959
Total Property and Equipment	1,829,923	1,774,454
Less accumulated depreciation	(1,385,931)	(1,353,003)
Net Property and Equipment	443,992	421,451

Total assets	$1,218,939	$1,166,822

Current liabilities
Accounts payable and accrued expenses	$221,562	$247,150
Accrued payroll expense	25,455	19,177
Note payable to bank-current portion	10,720	0
Note payable to related party	88,059	77,460

Total current liabilities	345,796	343,787

Long term liabilities
Convertible note due to third party net of note due to related party net of note discount of $4,411 and $17,647 respectively	45,589	32,353
Bank note payable-long term portion	33,009	0
Total long term liabilities	78,598	32,253
Total liabilities	424,394	376,140

Commitments and Contengecies Note 4

Shareholders' equity

Preferred stock (.001 par) 40,000,000 authorized none outstanding
Common stock (.001 par) 100,000,000 authorized, issued and outstanding 17,766,647	17,767	17,767
Paid in capital	3,550,236	3,550,236
Accumulated deficit	(2,383,458)	(2,153,321)
Contra equity-prepaid rent	(390,000)	(624,000)
Total shareholders' equity	794,545	790,682
Total liabilities and shareholders' equity	$1,218,939	$1,166,822

See the accompanying notes to the condensed consolidated financial statements

 METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three Months		Nine Months
	2019	2018	2019	2018
Gross sales	$543,032	363,469	$1,757,746	1,444,191
Cost of sales	(353,687)	(151,181)	1,127,188	(931,243)
Gross profit	189,345	212,288	630,558	512,948

Less administrative expenses

Advertising	25,342	7,598	43,254	33,164
Depreciation	7,560	7,550	18,452	22,650
Insurance	2,634	3,707	25,955	23,993
Payroll expense	122,318	113,938	354,338	343,707
Professional fees	395	(378)	7,290	12,202
Rent	100,500	94,500	301,500	296,300
Telephone	2,905	5,664	14,619	13,362
Vehicle	9,714	19,912	21,665	35,393
Other	26,422	8,042	64,448	61,284
Total adminstrative expenses	297,790	260,533	851,521	842,055
Operating income (loss)	(108,445)	(48,245)	(220,963)	(329,107)
Other income (expense)
Other income (expense)	8,646	332	11,111	2,224
Interest expense	(7,052)	(4,412)	(20,285)	(13,236)
Total other income (expense)	1,594	(4,080)	(9,174)	(11,012)
Net loss before taxes	(106,851)	(52,237)	(230,137)	(340,119)
Defered tax benefit	0	0	0	0
Net loss after taxes	$(106,851)	(52,237)	$(230,137)	(340,119)

Basic net loss per share	$(0.01)	$0.00	0.01	$(0.02)
Weighted number of shares outstanding	17,766,647	17,766,647	17,766,647	17,766,647

See the accompanying note to the condensed consolidated financial statements

 METWOOD, INC.

CONDENSED CONSOLIDATED STATMENTS OF CASH FLOW

 FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018
Net loss	$(230,137)	$(340,119)
Depreciation	32,928	59,475
Amortization of prepaid rent	234,000	234,000
Amortization of debt discount	13,233	13,236
Deferred tax benefit
(Increase) decrease in operating assets
Accounts receivable	29,856	38,939
Inventory	(23,138)	63,633
Other current assets	11,085	1,778
Increase (Decrease in operating labilities Decrease) in liabilities
Accounts payable and accrued expenses	(25,588)	(48,184)
Accrued payroll	6,278	(4,304)
Cash provided (used) by operations	48,518	18,454
Investment Activities
Property and equipment purchases	(8,278)	(28,328)
Total cash used in investment activities	(8,278)	(28,328)

Financing Activities
Note payable-related party	10,599	0
Payments on note payable to bank	(3,462)
Total cash provided by financing activities	7,137	0

Increase (decrease) in cash	47,379	(9,874)
Beginning cash	61,872	67,854
ending Cash	$109,251	$57,980
Supplemental Disclosure of Cash Flow Information
Interest paid	$0	$0
Income taxes paid	$0	$0

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Bank note payable	$47,191	$0

See the accompanying note to the condensed consolidated financial statements

METWOOD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AT MARCH 31, 2019 AND MARCH 31, 2018

For the nine months ended March 31, 2019
	Common	Common	Additional			Total
	Shares	shares	Paid-in	Prepaid	Retained	Shareholders'
	(000s)	($.001 Par)	Capital	Rent	Earnings	Equity
Balances June 30, 2018	17,767	$17,767	3,550,236	(624,000)	(2,153,321)	790,682
Amortization of prepaid rent				234,000		234,000
Loss for nine months					(230,137)	(230,137)
Balances March 31, 2019	17,767	$17,767	3,550,236	(390,000)	(2,383,458)	794,545

For the nine months ended March 31, 2018
	Common	Common	Additional			Total
	Shares	shares	Paid-in	Prepaid	Retained	Shareholders'
	(000s)	($.001 Par)	Capital	Rent	Earnings	Equity
Balances June 30, 2017	17,767	$17,767	3,550,236	(936,000)	(1,671,189)	960,814
Amortization of prepaid rent				234,000		234,000
Loss for nine months					(340,119)	(340,119)
Balances March 31, 2018	17,767	$17,767	3,550,236	(702,000)	(2,011,308)	854,695

See the accompanying note to the condensed consolidated financial statements

METWOOD, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Going Concern

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have sustained significant operating losses which raises substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended March 31, 2019, the Company incurred a loss from operations of $230,137 and has an accumulated deficit of $2,383,458. Management will continue its ongoing efforts to increase the customer base and seek lower cost suppliers to generate future profits. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended June 30, 2019. The condensed balance sheet at June 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Accounts Receivable - We grant credit in the form of unsecured accounts receivable to our customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of our customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At March 31, 2019, the allowance for doubtful accounts was $ 8,362. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to bad debt expense when they are determined to be uncollectible. For the six months ended March 31, 2019 and 2018, the net amount of bad debts charged off was $-0- for each period.

Inventory - Inventory, consisting of metal and wood raw materials, is located on our premises and is stated at the lower of cost or market using the first-in, first-out method. The inventory at March 31, 2019 consisted of raw materials of $355,369 and work in process of $107,418.

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

Impairment of Long-lived Assets - We evaluate our long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the future net undiscounted cash flows which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the fair value. There have been no such impairments of long-lived assets through March 31, 2019.

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

Research and Development - We perform research and development on our metal/wood products, new product lines, and new patents. Costs, if any, are expensed as they are incurred. Research and development costs for the three months ended March 31, 2019 and 2018 were $-0- and $-0-, respectively.

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

Recent Accounting Pronouncements – In February, 2017 the FASB issued ASU 20 16-0 2, “Leases (Topic 842)” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The adoption of this standard is not expected have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - CONCENTRATIONS OF CUSTOMER RISK

For the nine months ended March 31, 2019 and 2018, all customers who individually accounted for 10% or more of our company’s revenues and accounts receivable.

	% of Sales		% of Accounts Receivable
Customer	2019	2018	2019	2018

84 Lumber	*	10.5	*	13.68
Builders First	10.6	11.9	16.81	13.55
Capps Home Building	*	13.9	*	*
David James Homes	*	*	19.39	26.77
Superior Homes	*	*	*	12.39
Mark Hannabury	13.3	*	*	*
Cahas Mountain Properties	*	*	10.79	*
_____

*Less than 10%

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the year ended June 30, 2005, The Company into as sales and leaseback transaction with a related party. The Company sold various buildings at the corporate headquarters which house it’s manufacturing plants, executive offices and other buildings for $600,000 in cash. The Company simultaneously entered into a commercial lease agreement with the related party whereby the Company is committed to lease back these same properties for $6,800 per month over a ten-year term expiring December 31, 2014. On July 1, 2015 a new lease was entered into with the related party. This lease has a term of five years and the monthly rental is $5,500 in cash, in addition the Company issued common stock as part of the transaction. The Company incurred rent expense of $301,500 and 296,300 including the amortization of prepaid rent of $234,000 for the nine months ended March 31, 2019 and 2018, respectively.

NOTE 5 – NOTES PAYABLE

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At March 31, 2019 and June 30, 2018, advances under this note are payable to Cahas Mountain Properties of approximately $88,000 and $77,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $32,000 and $28,000 at March 31, 2019 and June 30, 2018, respectively. The Company recognized interest expense of approximately $4,000 and $-0- for the nine months ended March 31, 2019 and 2018, respectively, The unpaid advances are due on demand.

On August 18, 2016 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note was extended to June 30, 2020. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in it’s entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $13,233 was amortized during the nine months ended March 31, 2019 and $13,236 was expensed in the period ended March 31, 2018. Accrued interest payable totaled $11,000 and $8,000 at March 31, 2019 and June 30, 2018, respectively.

On October 11, 2019 the Company entered into a note with First-/Citizens Band and Trust for the purchase of a vehicle. The terms of this note are, sixty equal payments of 893.37 per month , payment for sixty months, and an interest rate of interest 5.05%. The grand total of the note is $47,791.25.

NOTE 6 – RELATED-PARTY TRANSACTIONS

The Company has executed a demand note with it’s controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances ae repaid to Cahas Mountain as cash flow allows. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year, At March 31, 2019 and 2018, advances under this note are payable to Cahas Mountain Properties of approximately $88,000 and $77,000, respectively. Accrued interest payable to Cahas Mountain Properties totaled approximately $32,000 and $28,000 at March 31, 2019 and June 30, 2018 respectively. The Company recognized interest expense of approximately $20,285 and $10,294 for the nine months ended March 31, 2019 and 2018, respectively, The unpaid advances are due on demand.

On August 18, 2017 the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note expires on June 30, 2019. The note is convertible into common shares of Metwood, Inc. at par value of $.001 and if converted in it’s entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $13,233 was amortized during the nine months ended March 31, 2019 and $13,236 was expensed in the period ended March 31, 2018. Accrued interest payable totaled $11,000 and $8,000 at March 31, 2019 and June 30, 2018, respectively.

The Company entered into a lease with the related party. This lease has a term of five years and the monthly rental is $5,000 in cash, in addition the Company issued common stock as part of the transaction. The Company incurred rent expense $301,000 for the nine months ended March 31, 2019, $236,000 of this figure was amortization of prepaid rent.

NOTE 7 – EQUITY

During the nine months ended March 31, 2019 The Company did not issue any preferred shares or common shares of stock. There are 100,000,000 shares of common stock authorized and at the quarter end there are 17,766,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

If the convertible note that is covered in the related party note (Note 5) and is converted into common stock of The Company, an additional 50,000,000 shares of common stock could be issued, resulting in dilution of the current shareholders. When the contract of October 11, 2019 is completed (see Note 9) there will be an additional 15,000,000 shares issued to the principals of Emerge Nutraceuticals, Inc.

NOTE 8 – LEGAL PROCEEDINGS

There are no legal proceedings filed or anticipated that will affect these financial statements or operations.

NOTE 9 – SUBSEQUENT EVENTS

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

Sale of Wholly Owned Subsidiary

On June 29, 2019, the Company, entered into a stock purchase agreement with Cahas Mountain Properties, LLC, a Virginia limited liability company, (“Cahas”) a majority shareholder of the Company. Pursuant to the agreement, Cahas agreed to purchase from the Company the wholly owned subsidiary, Metwood of Virginia, Inc., a Virginia corporation, for nine million four hundred thousand (9,400,000) common shares of the Company’s common stock which it held at a value of seven hundred fifty-two thousand ($752,000) dollars. As part of this agreement, all assets and liabilities of Metwood of Virginia except, the convertible note payable to Cahas of $50,000 which remained an obligation of the Company. After the sale of the subsidiary the proforma Balance Sheet at March 31, 2019 and June 30, 2018 and Statement of Operations for the nine months ended March 31, 20199 and the year ended June 30, 2018 are shown below:

Pro Forma adjustments on the balance sheet:

a)	Represents Metwood of Virginia, Inc.’s historical balance sheet as of September 30, 2018 to carve out Metwood of Virginia’s assets and liabilities as of June 30, 2018 prior to its sale.

b)	Represents the retirement of 9,400,000 share of the Company’s common stock which the Company received in exchange from Cahas Mountain Properties, LLC.

Metwood, Inc.
Proforma Unaudited Balance Sheet
March 31, 2019

		Less	Proforma
	2019	Metwood VA	2019
Current Assets
Cash and cash equivalents	$109,251	$(109,251)	$-
Accounts receivable, net of reserve	195,558	(195,558)	-
Inventory	462,787	(462,787)	-
Other current assets	7,351	(7,351)	-
Total current assets	774,947	(774,947)	-
Property and Equipment
Leasehold Improvements	274,869	(274,869)	-
Furniture, fixtures and equipment	78,222	(78,222)	-
Computer and software	193,204	(193,204)	-
Machinery & Equipment	746,505	(746,505)	-
Vehicles	469,164	(469,164)	-
Land improvements	67,959	(67,959)	-
Total property and equipment	1,829,923	(1,829,923)	-
Less accumulated depreciation	(1,385,931)	1,385,931	-
Net property and equipment	443,992	(443,992)	-

	$1,218,939	$(1,218,939)	$-

Current liabilities
Accounts payable and accrued expenses	$221,562	$(213,562)	$8,000
Accrued payroll expense	25,455	(25,455)	-
Note payable to bank	10,720	(10,720)
Demand note payable-related party	88,059	(88,059)	-

Total current liabilities	345,796	(337,796)	8,000

Long term liabilities
Note payable to bank long term portion	33,009	(33,009)
Convertible note payable-related party
note discount of $17,647 and $38,294, respectively	45,589		45,589
Total long term liabilities	78,598	(33,009)	45,589
Total liabilities	424,394	(370,805)	53,589
Shareholders' equity
Preferred stock (par $.001) 40,000,000	-
Common stock (par $.001)	17,767	(9,400)	8,367
Paid in capital	3,550,236		3,550,236
Accumulated deficit	(2,383,458)	(1,228,734)	(3,612,192)
Contra equity-prepaid rent	(390,000)	390,000	-
			-
Total stockholders' equity	794,545	(848,134)	(53,589)
Total liabilities and stockholders' equity	$1,218,939	$(1,218,939)	$-

Metwood Inc.
Proforma Unaudited Statement of Operations
MARCH 31, 2019

		Less	Proforma
	2019	Metwood VA	2019

Gross sales	$1,757,746	$(1,757,746)	$-
Cost of sales	(1,127,188)	1,127,188	-
Gross profit	630,558	(630,558)	-

Operating expenses	851,521	(851,521)	-

Operating income (Loss)	(220,963)	220,963	-

Other Income (expense)
Interest	(20,285)	3,999	(16,286)
Gain on sale of asset	-	-	-
Other Income (expense)	11,111	(11,111)	-
Total Other Income (expense)	(9,174)	(7,112)	(16,286)
Net income (loss)	(230,137)	213,851	(16,286)
Income taxes	-	-	-
Net (loss)	$(230,137)	$213,851	$(16,286)
Basic loss per share	$(0.01)	$(0.02)	$(0.00)
Weighted number of shares outstanding	17,776,647	9,400,000	8,376,647

Metwood Inc.
Proforma Unaudited Statement of Operations
March 31, 2018

		Less	Proforma
	2018	Metwood VA	2018

Gross sales	$1,444,191	$(1,444,191)	$-
Cost of sales	(931,243)	931,243	-
Gross profit	512,948	(512,948)	-

Operating expenses	842,055	(842,055)	-

Operating income (Loss)	(329,107)	329,107	-

Other Income (expense)
Interest	(13,236)	(3,050)	(16,286)
Gain on sale of asset	-	-	-
Other Income (expense)	2,224	(2,224)	-
Total Other Income (expense)	(11,012)	(5,274)	(16,286)
Net income (loss)	(340,119)	323,833	(16,286)
Income taxes	-	-	-
Net (loss)	$(340,119)	$323,833	$(16,286)
Basic loss per share	$(0.02)	$(0.03)	$(0.00)
Weighted number of shares outstanding	17,776,647	9,400,000	8,376,647

Pro Forma adjustments on the balance sheet:

a)	Represents Metwood of Virginia, Inc.’s historical balance sheet as of June 30, 2018 to carve out Metwood of Virginia’s assets and liabilities as of June 30, 2018 prior to its sale.

b)	Represents the retirement of 9,400,000 share of the Company’s common stock which the Company received in exchange from Cahas Mountain Properties, LLC.

Metwood, Inc.
Proforma Unaudited Balance Sheet
June 30, 2018

		Less	Proforma
	2018	Metwood VA	2018
Current Assets
Cash and cash equivalents	$61,872	$(61,872)	$-
Accounts receivable, net of reserve	225,414	(225,414)	-
Inventory	439,649	(439,649)	-
Other current assets	18,436	(18,436)	-
Total current assets	745,371	(745,371)	-
Property and Equipment
Leasehold Improvements	274,869	(274,869)	-
Furniture, fixtures and equipment	78,222	(78,222)	-
Computer and software	193,204	(193,204)	-
Machinery & Equipment	744,672	(744,672)	-
Vehicles	415,528	(415,528)	-
Land improvements	67,959	(67,959)	-
Total property and equipment	1,774,454	(1,774,454)	-
Less accumulated depreciation	(1,353,003)	1,353,003	-
Net property and equipment	421,451	(421,451)	-

	$1,166,822	$(1,166,822)	$-

Current liabilities
Accounts payable and accrued expenses	$247,150	$(247,150)	$-
Accrued payroll expense	19,177	(19,177)	-
Demand note payable-related party	77,460	(77,460)	-

Total current liabilities	343,787	(343,787)	-

Long term liabilities
Convertible note payable-related party
note discount of $17,647 and $38,294, respectively	32,353	-	32,353
Total long term liabilities	32,353	-	32,353
Total liabiilites	376,140	(343,787)	32,253
Shareholders' equity
Preferred stock (par $.001) 40,000,000	-
Common stock (par $.001)	17,767	(9,400)	8,367
Paid in capital	3,550,236		3,550,236
Accumulated deficit	(2,153,321)	(1,437,635)	(3,590,956)
Contra equity-prepaid rent	(624,000)	624,000	-
Treasury stock			-
Total stockholders' equity	790,682	(823,035)	(32,353)
Total liabilities and stockholders' equity	$1,166,822	$(1,166,822)	$-

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

Dependence on One or a Few Major Customers

For the nine months ended March 31, 2019 and 2018, all customers who individually accounted for 10% or more of our company’s revenues and accounts receivable.

	% of Sales		% of Acco unts Receivable
Customer	2019	2018	2019	2018
84 Lumber	*	10.5	*	13.68
Builders First	10.6	11.9	16.8	13.55
Capps Home Building	*	13.9	*	*
David James Homes	*	*	19.4	26.77
Superior Homes	*	*	*	12.39
Mark Hannabury	13.3	*	*	*
Cahas Mountain	*	*	10.8	*

_______

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

Changes in Results of Operations

We had a net loss of $106,851 for the three months ended March 31, 2019 compared to a net loss of $52,237 for the three months ended March 31, 2018 and a net loss of $230,137 for the nine months ended March 31, 2019 compared to a net loss of $340,119 for the nine months ended March 31, 2018. Gross profit decreased to 34.9% for the three months ended March 31, 2019 compared to 58.4% in the same period in 2018. Gross profit increased to 35.8 for the nine months ended March 31, 2019 compared to 35.5% in the same period 2018.

Liquidity and Capital Reserves – Cash flows provided by operating activities for the nine months ended March 31, 2019 were $48,518 compared to cash provided of $18,454 for the nine months ended March 31, 2018. The increase comparing those two periods was primarily due to a decrease in innventory, accounts payables and accrued expenses.

Cash flows used in investing activities were e $8,278 and $28,328 for the nine months ended March 31, 2019 and 2018, respectively, and resulted from the purchase of equipment during both periods.

Cash flows provided from financing activities for the nine months ended March 31, 2019 were increased by $7,137 compared to increase of $-0- for the nine months ended March 31, 2018 and the issuance of a e note for $44,000 in 2018.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Thee are currently no legal proceedings for the Company, either filed or anticipated to be filed that will affect the financial position of the Company or its operations

ITEM 1A - RISK FACTORS

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

We have a history of operating losses and may incur future losses – We incurred net losses of $230,137 for the nine months ended March 31, 2019 and $482,137 for the fiscal year ended June 30, 2018. Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base; increase sales of our products to existing customers; manage our expense growth; enter into additional supply, license and collaborative arrangements; and successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Exhibit
3.1(a)	Articles of Incorporation (1)
3.1(b)	Amendment to Articles of Incorporation(2)
3.2	New Adopted Bylaws (1)
10.1	Contract with Emerge Neutracietocal, Inc

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

_____

*filed herewith

(1)	Incorporated by reference on Form 8-K, filed February 16, 2000
(2)	Incorporated by reference on Form 8-K, filed October 2, 2013

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

