Form 10-K
period 2019-06-30
EMERGE HEALTH INTERNATIONAL INC
filed 2021-09-30
CIK 32567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2019

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-05391

METWOOD Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-0210365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

721 Rossiter Street

Mount Dora, FL 32757

(Address of principal executive offices)

(800) 323-4130

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, and a “smaller reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value as of March 26, 2019 of the voting and non-voting common equity held by non-affiliates (computed by reference to the average bid ($0.08) reported on the OTCQB Market) as of the last business day of the registrants most recently completed third fiscal quarter was $329,101.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 23, 2021, the Company had 23,366,647 outstanding shares of its common stock, par value $0.0001.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "seek," "anticipate," "should," "could," "would," "potential," or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results. Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, our substantial capital requirements and absence of liquidity, competition, our inability to obtain maximum value for our holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which we operate, our need to manage our assets, and risks associated with our assets and their performance, including the fact that most have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

2

PART I

Item 1. Business

Business Development

The Company was incorporated under the laws of the State of Nevada on June 19, 1969. Following an involuntary dissolution for failure to file an annual report, the company was reinstated as a Wyoming corporation on October 14, 1999. On January 28, 2000, the company, through a majority shareholder vote, changed its domicile to Nevada through a merger with EMC Energies, Inc., a Nevada corporation. The Plan of Merger provided for the dissenting shareholders to be paid the amount, if any, to which they would be entitled under the Wyoming Corporation Statutes with respect to the rights of dissenting shareholders. The company also changed its par value to $.0001 and the amount of authorized common stock to 100,000,000 shares.

Prior to 1990, the company was engaged in the business of exploring for and producing oil and gas in the Rocky Mountain and mid-continental areas of the United States. The company liquidated substantially all of its assets in 1990 and was dormant until June 30, 2000, when it acquired, in a stock-for-stock, tax-free exchange, all of the outstanding common stock of a privately held Virginia corporation, Metwood, Inc. ("Metwood"), which was incorporated in 1993.. Metwood has been in the metal and metal/wood construction materials manufacturing business since 1992. Following the acquisition, the company approved a name change from EMC Energies, Inc. to Metwood, Inc.

Effective January 1, 2002, Metwood acquired certain assets of Providence Engineering, PC ("Providence"), a professional engineering firm with customers in the same proximity as Metwood, for $350,000 and accounted for the transaction under the purchase method of accounting. As of June 30, 2012, Providence was no longer an operating segment of the Company. A decision was made that the majority of the engineering portion of the business could best be handled through a strategic partnership with an outside engineering firm. We believe that continuing research and development efforts will soon enable us to meet code requirements for our products and will eliminate the need for individual engineering seals. The operation of Providence Engineering was dissolved in 2010 due to lack of profitability and engineering arrangements with a larger firm.

On June 28, 2019, Metwood, Inc. entered into an Definitive Agreement with Emerge Nutraceuticals, Inc.(ENI), a Florida Corporation. Pursuant to the agreement, 100% of ENI’s common stock (500 shares) was to be transferred and a wire transfer within 60 days of $300,000 was to be paid to Metwood, Inc. In consideration, fifteen million (15,000,000) shares of Metwood common stock was issued which were valued at one million two hundred fifty thousand $1,250,000 dollars. This purchase excluded the formulas for the products produced by ENI, which were spun out of ENI prior to the acquisition. Upon closing, two the Company’s manager’s, officers and board of director members, Robert M. Callahan and Shawn A. Callahan, resigned after appointing Mr. Keith Thomas, Shawn Phillips and Raffaela Thomas to the Board of Directors.

Emerge is a full-service custom GMP contract manufacturer. The Company currently offers a variety of services that include custom manufacturing of nutritional and dietary supplements as follows:

•	Capsule Manufacturing
•	Softgel Manufacturing
•	Powder Manufacturing
•	Liquid Manufacturing
•	Liquid & Cream Manufacturing
•	Flavor System development
•	Vitamin Manufacturing
•	Body Building Supplement Manufacturing
•	Sports Nutrition Manufacturing
•	Protein Manufacturing

Emerge marketing strategies are as follow :

•	SEO.
•	Influencer marketing.
•	PR and affiliate marketing.
•	Email marketing.
•	Social media marketing.

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

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.

The Company disposed of a component of its business pursuant to the terms of the Definitive Agreement entered on June 28, 2019 resulting in the Company no longer controlling the subsidiary, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations for the three and twelve months ended June 30, 2019, and 2018, and its assets and liabilities are categorized as held for disposal on the condensed consolidated balance sheet as of March 30, 2019. The following summarize assets and liabilities held for disposal on the accompanying condensed consolidated balance sheets and statements of operations:

	June 30,	June 30,
	2019	2018
Carrying amounts of current assets held or disposal:
Cash	$	$61,872
Accounts Receivable	$	$225,414
Inventory	$	$439,649
Prepaid Expenses	$	$18,436

Total current assets held for disposal	$	$745,371

	June 30,	June 30,
	2019	2018
Carrying non-current assets held or disposal:
Property and Equipment, Net	$	$421,451
Total non-current assets held for disposal	$	$421,451

	June 30,	June 30,
	2019	2018
Carrying amounts of current liabiities held or disposal:
Accounts Payable and Accrued Expenses	$	$258,327
Advances from Affiliate	$	$77,460
Total current liabilities held for disposal	$	$335,787

	June 30,	June 30,
	2019	2018
Carrying non-current liabilities held or disposal:
Notes payable
Right-of-Use Obligation
Total non-current liabilities held for disposal	$	$

	June 30,	June 30,
	2019	2018
Twelve Months Ended June 30,
Total Revenue	$(2,325,843)	$(1,942,392)
Total Expense	$3,788,633	$2,424,525

Net Income (loss) from discontinued operations	$1,462,790	$482,133

Item 1A. Risk Factors.

Risks Related to Our Business

Our business is subject to various risks, including those described below. You should carefully consider the following risk factors and all other information contained in this Form 10-K. If any of the following events or outcomes occurs, our business, operating results, and financial conditions would likely suffer.

We rely on third parties for certain financial and operational services essential to our ability to manage our business. A failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.

We rely on third parties for certain essential financial and operational services. Traditionally, the vast majority of these services are provided by large enterprise software vendors who license their software to customers. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors providing us with services that are always available and are free of errors or defects that could cause disruptions in our business processes, which could adversely affect our ability to operate and manage our operations.

Many of our customers are small- and medium-sized businesses, which may result in increased costs as we attempt to reach, acquire and retain customers.

We market and sell our services to small- and medium-sized businesses. In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. However, selling to and retaining small- and medium- sized businesses can be more difficult than selling to and retaining large enterprises because small- and medium-sized business customers:

•	are more price sensitive;

•	are more difficult to reach with broad marketing campaigns;

•	have high churn rates in part because of the nature of their businesses;

•	often lack the staffing to benefit fully from our application suite’s rich feature set; and

•	often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

If we are unable to cost-effectively market and sell our service to our target customers, our ability to grow our revenue and become profitable will be harmed.

We may choose to raise additional capital. Such capital may not be available, or may be available on unfavorable terms, which would adversely affect our ability to operate our business.

We expect that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for the next twelve months. If we choose to raise additional funds, due to unforeseen circumstances or material expenditures, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders.

Our market is subject to changing preferences; failure to keep up with these changes would result in our losing market share, thus seriously harming our business, financial condition and results of operations.

Our customers and end users expect frequent product introductions and have changing requirements for new products and features. In order to be competitive, we need to develop and market new products and product enhancements that respond to these changing requirements on a timely and cost-effective basis. Our failure to do so promptly and cost effectively would seriously harm our business, financial condition and results of operations.

We could become involved in claims or litigations that may result in adverse outcomes.

Due to the nature of our business from time to time we may be involved in a variety of claims or litigations.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have a history of operating losses since our inception. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

We cannot predict every event and circumstance that may impact our business and, therefore, the risks discussed herein may not be the only ones you should consider.

As we continue to grow our business, we may encounter other risks of which we are not aware as of the date of this report. Certain of our key operational metrics, including estimated gross contracted customer value, are based on various assumptions and estimates we make that cover an extended period of time. Actual experience may vary materially from these estimates and assumptions and therefore undue reliance should not be placed on these metrics. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

We will need additional funding if we intend on growing and making future acquisitions. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our planned development.

We expect our expenses to increase in connection with our ongoing activities. We need to obtain substantial additional financing arrangements to provide working capital and growth capital and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted and or we would be forced to delay, reduce or eliminate some or all of our research and development programs or commercialization efforts. Servicing our existing debt requires a significant amount of cash. We may not have sufficient cash flow from our business to timely pay our interest and principal obligations and may be forced to take other actions to satisfy our payment obligations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until the time, if ever, that we can generate substantial product revenues, we plan to finance our cash needs through some combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

There is substantial doubt about our ability to continue as a going concern

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand as of June 30, 2019 will not sufficiently support our operation for the next twelve months. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

Risks Associated with Our Capital Stock

Our common stock may become subject to the SEC's penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in our securities.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share for some period of time and therefore would be a "penny stock" according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser's prior written agreement to the transaction;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

If required to comply with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;

•	the success of competitive products or technologies;

•	announcements about us or about our competitors, including new product introductions and commercial results;

•	the recruitment or departure of key personnel;

•	developments concerning our licensors or manufacturers;

•	litigation and other developments;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us; and

•	general economic, industry and market conditions.

Many of these factors are beyond our control. The stock markets in general, and the market for FinTech (financial technology) and blockchain companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

We currently have outstanding shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control. Additionally, even after our preferred stock converts to common stock, certain of our stockholders will have rights that could limit our ability to undertake corporation transactions and inhibit changes of control.

As of December 31, 2020 we have outstanding two classes of stock, common stock and preferred stock, and there are two series of preferred stock, Class A Class B, Convertible Preferred Stock. The holders of Class A Convertible Preferred Stock are entitled to super voting and super converting rights. As a result of the rights our Class A Convertible Preferred Stock holders have, we may not be able to undertake certain corporate transactions, including equity or debt offerings necessary to raise sufficient capital to run our business, change of control transactions or other transactions that may otherwise be beneficial to our businesses. These provisions may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. The market price of our common stock could be adversely affected by the rights of our preferred stockholders.

We have never paid and do not intend to pay cash dividends.

We have never paid cash dividends on any of our common stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our common stockholders' sole source of gain for the foreseeable future. Under the terms of our existing Articles of Incorporation, we cannot declare, pay or set aside any dividends on shares of any class or series of our capital stock, other than dividends on shares of common stock payable in shares of common stock, unless we pay dividends to the holders of our preferred stock. Additionally, without special stockholder and board approvals, we cannot currently pay or declare dividends and will be limited in our ability to do so until such time, if ever, that we are listed on a stock exchange.

We will incur increased costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

We currently have outstanding, and we may, in the future issue instruments which are convertible into shares of common stock, which will result in additional dilution.

We currently have an outstanding instrument which is convertible into shares of common stock, and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of common stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

Item 1B. Unresolved Staff Comments.

The Company is neither an accelerated filer nor a large, accelerated filer, as defined in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), nor is it a well-known seasoned issuer as defined in Rule 405 of the Securities Act (§230.405 of this chapter), and as such is not required to provide the information required by this item.

Item 2. Properties.

Emerge occupies a leased facility in Mount Dora, Florida.

Item 3. Legal Proceedings.

Neither the Company nor its property is a party to any pending material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the year.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock of the Company is currently trading on the OTCQB market under the symbol “MTWD.” The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transaction.

Yearly period	High	Low
Fiscal year ended June 30, 2019:
First Quarter	$0.15	$0.08
Second Quarter	$0.21	$0.08
Third Quarter	$0.15	$0.15
Fourth Quarter	$0.15	$0.09

Fiscal year ended June 30, 2018:
First Quarter	$0.226	$0.10
Second Quarter	$0.226	$0.226
Third Quarter	$0.226	$0.06
Fourth Quarter	$0.15	$0.06

Holders

The approximate number of holders of record of our common stock as of June 30, 2019 was 1,103. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past ten years.

Dividends

Through June 30, 2019, we have never paid cash dividends on any of our capital stock, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2019, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act:

Item 6. Selected Financial Data.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include,but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results from Operations – For the year ended June 30, 2019 as compared to June 30, 2018.

Below are selected financial data for the years ended June 30, 2019 as compared to June 30, 2018

	2019	2018
Revenues	$-	$-
Net Loss	$(2,235,593)	$25,635
Net Loss per common Shares	$(0.15)	$-

Weighted Avg common Shares	17,797,685	17,766,647

Total Assets	$27,041	$1,166,822
Working Capital	$(347,594)	$790,682
Stockholders' Equity	$(347,594)	$790,682

No dividends have been declared or paid during the periods presented.

Revenue and Cost of Sales

The assets purchase and sale of the previous operations makes any comparisons of financial data impossible for these fiscal years.

We have historically funded our cash needs through operating income and advances from the parent company, Health Holdings, LLCas needed.. We will continue to rely on sales revenue as our main source of liquidity and will incur debt primarily to fund inventory purchases as sales growth produces increased product demand. Liquidity needs thatcannot be met by current sales revenue may also arise in certain unusual circumstances such as has previously occurred when rain and snow significantly slowed construction activity and resulted in a corresponding decline in demand for our products. In those circumstances, debt may be added to meet our fixed costs and to maintain inventory in anticipation of a spurt in product demand that generallyoccurs once a weather-related slowdown has ended.

On a long-term basis, we also anticipate that product demand will increase considerably as we continue to expand our marketing and advertising campaign, which may include the use of television, radio, print and internet advertising. Efforts are well underway to increase the number of out-of-state sales representatives/brokers who will market our products throughout the country. As sales increase, wecan add a second shift to meet the additional product demand without having to use funds to expand our production facilities. If additional cash becomes necessary to fund our growth, we may raise this capital through an additional follow-on stock offering rather than taking on more debt. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future. If we are unable to raise additional capital as needed, our growth potential will be adversely affected, and we would have to significantly modify our plans.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

Loss Contingencies

The Company is subject to various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

Income Taxes

The Company recognizes deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return benefits or consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.

Recent Accounting Pronouncements

See Note 2 of the consolidated financial statements for discussion of Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. We adopted this standard on January 1, 2018 and it did not have a material impact on our financial position or results of operations.

Purchase of Significant Equipment

We have not previously, nor do we intend to purchase any significant equipment during the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Metwood, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metwood, Inc. and its subsidiaries (the “Company”) as of June 30, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

September 26, 2021

We have served as the Company’s auditor since 2017.

METWOOD INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
FOR THE PERIODS ENDED JUNE 30, 2019 AND 2018

	2019	2018
Current Assets
Cash and cash equivalents	$17,291	$0
Current assets held for sale	0	745,371
Total current assets	17,291	745,371

Property and Equipment improvements
Machinery & Equipment	9,750	0
Non current assets held for sale	0	421,451
Total property and equipment	9,750	421,451

Total assets	$27,041	$1,166,822

Current liabilties
Accounts payable and accrued expenses	$38,852	$0
Accrued interest payable	12,000	0
Convertible note payable-related party Note Discount	50,000	32,353
of $ 0 and $17,647 respectively
Advances from Shareholder	65,000
Note payable - Metwood (Virginia)	300,000	0
Current liabilities held for sale	0	343,787
Total liabilities	$465,852	$376,140

COMMITMENTS AND CONTINGENCIES - NOTE 4

Shareholders' Equity (deficit)
Preferred stock (par $.001) 40,000,000 shares authorized 0 outstanding
Commn stock (par $0.001) 100,000,000 authorized outstanding 23,367,647 and 17,767,647, respectively	23,367	17,767
Paid in capital	4,384,636	3,550,236
Accumulated deficit	(4,846,814)	(2,153,321)
Contra equity-prepaid rent	0	(624,000)
Total shareholders' equity (deficit)	(438,811)	790,682

Total liabilites and shareholders' equity	$27,041	$1,166,822

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2019 AND 2018

	2019	2018

Gross sales	$0	$1,938,222
Cost of sales	0	1,304,551
Gross profit	0	633,671

Operating expenses	91,217	1,087,963
Research and development	2,235,593	6,375
Total operating expenses	2,326,810	1,094,338
Net loss from operations	(2,326,810)	(460,667)

Other Income (expense)
Interest	(27,706)	(25,635)
Total Other Income (expense)	(27,706)	4,170
Net income (loss) before taxes	(2,354,516)	(21,465)
Income taxes	0	0
Net Loss	$(2,354,516)	$(482,132)
Loss from discontinued operations	(1,462,790)	0
Net Loss	$(3,817,306)	(482,132)

Loss from operations
Basic loss per share	$(0.15)	$0.03
Weighted number of shares outstanding	17,797,685	17,766,647

Loss from discontinued operations
Basic loss per share	0.02	$0.00
Weighted number of shares outstanding	17,797,685	17,766,647

The accompanying notes are an integral part of these consolidated financial statements

METWOOD INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficit)
FOR THE PERIODS ENDED JUNE 30,2019 AND 2018

	Common	Common	Additional			Total
	Shares	shares	Paid-in	Prepaid	Accumulated	Shareholders'
	(000s)	($.001 Par)	Capital	Rent	Deficit	Equity
Balances June 30, 2017	17,767	$17,767	$3,550,236	($936,000)	(1,671,189)	$960,814
Amortization of prepaid rent				312,000		312,000
Net loss for year					(482,132)	(482,132)
Balances June 30, 2018	17,767	$17,767	$3,550,236	($624,000)	(2,153,321)	790,682

Amortization of prepaid rent				312,000		312,000

Issuance of common stock to
purchase Emerge Nutraceuticals	15,000	15,000	2,235,000			2,250,000

Sale of Metwood of Virginia	(9,400)	(9,400)	(1,400,600)			(1,410,000)

Discontinued operations write
off remaining prepaid rent				312,000		312,000
Annual loss from operations					(338,977)	(380,496)
Loss from discontinued
Operations					(2,354,516)	(2,221,780)
Balances June 30, 2019	23,367	$23,367	$4,384,636	0	$(4,846,814)	$(438,811)

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 2019 AND JUNE 30, 2018

	2019	2018
Operating Assets and Liabilities of discontinued operations
Cash - Continued Operations and Discontinued Operations	$17,291	$61,872
Accounts Receivable		$233,776
Allowance for Bad Debt		$(8,362)
Inventory		$541,944
Inventory Obsolescence		$(102,345)
Prepaid expenses		$18,436
Accounts Payable and accrued expenses		$239,150
Accrued payroll expenses		$(19,177)
Contra-Equity - Prepaid		$624,000
Property, Plant, & Equipment		$1,774,454
Fixed Asset Additions
Accumulated Depreciation		$(1,353,003)
Bank loan for Suburban		$(77,460)
Long-term Liabilities, Related Party
Property, Plant, & Equipment	$9,750
Accumulated Depreciation
Accounts Payable	$(38,852)
Accrued Interest Payable	$(12,000)	$(8,000)
Due To Paul Thomas	$(65,000)
Convertible Debt	$(50,000)	$(32,353)
Note Payable	$(300,000)
Common Stock	$(23,367)	$(17,767)
Additional Paid-in-Capital	$(4,384,636)	$(3,550,236)
Accumulated Deficit	$4,846,814	$2,153,321
Operations:
Net Loss	$(2,693,493)	$(482,132)
Less: Net loss from discontinuing operations	$(338,977)
Net Loss for continuing operations	$(2,354,516)
stock issued for research and development	$2,235,593
Depreciation		$79,298
Amortization of prepaid rent		$312,000
Amortization of note payable discount	$17,647	$17,647
Changes in Assets and Liabilities:
Accounts Receivable		$(41,124)
Inventories		$78,352
Other Current Assets		$(3,681)
Account Payable	$26,271	$68,222
Accrued payroll expenses		$(3,448)
Account interest	$4,000
Net Cash Flows from operating activities from continuing operations	$(71,059)	$25,134
Net Cash Flows from operating activities from discontinued operations	$21,769
Net Cash Flow from operating activities	$(49,290)	$25,134
Investing:
Purchases of property and equipment
Net Cash Flows from investing activities from continuing activities
Cash Acquired in acquisition of assets	$17,291	$(31,116)
Net Cash flow from investing activities from discontinued operations	$(8,278)	0
Net Cash Flows from investing activities	$9,013	$(31,116)
Financing:
Notes Payable to related Party
Advances from related Party	$65,000	0
Net Cash Flow from financing activities from discontinued operations	$(7,432)	0
Net Cash flow from financing activities	$57,568	0
Net Increase (Decrease) in cash	$17,291	$(5,982)
Cash at beginning of year
Cash at end of year	$17,291	$61,872

Non-cash Transactions
Notes payable issued for vehicles (discontinued operations)	76,923
Note payable with sale of Metwood subsidiary	300,000
Fixed assets acquired through acquisition	9,750
Accounts payable acquired through acquisition	12,635
Sale of Metwood Virginia for 9,400,000 share of stock	752,000

The accompanying notes are an integral part of these consolidated financial statements

METWOOD, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

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

The Company provided construction-related products and engineering services to residential customers and contractors, commercial contractors, developers and retail enterprises, primarily in southwestern Virginia.

On June 28, 2019, Metwood, Inc. entered into an Definitive Agreement with Emerge Nutraceuticals, Inc.(ENI), a Florida Corporation. Pursuant to the agreement, 100% of ENI’s common stock (500 shares) was to be transferred and a wire transfer within 60 days of $300,000 was to be paid to Metwood, Inc. In consideration, fifteen million (15,000,000) shares of Metwood common stock was issued which were valued at one million two hundred fifty thousand $1,250,000) dollars. This purchase excluded the formulas for the products produced by ENI, which were spun out of ENI prior to the acquisition. Upon closing, two the Company’s manager’s, officers and board of director members, Robert M. Callahan and Shawn A. Callahan, resigned after appointing Mr. Keith Thomas, Shawn Phillips and Raffaela Thomas to the Board of Directors.

Emerge Nutraceuticals, Inc. (ENI) was organized under the law of the State of Flrorida on July 31, 2018. Emerge is a full-service custom GMP contract manufacturer. The Company currently offers a variety of services that include custom manufacturing of nutritional and dietary supplements as follows:

•	Capsule Manufacturing
•	Softgel Manufacturing
•	Powder Manufacturing
•	Liquid Manufacturing
•	Liquid & Cream Manufacturing
•	Flavor System development
•	Vitamin Manufacturing
•	Body Building Supplement Manufacturing
•	Sports Nutrition Manufacturing
•	Protein Manufacturing

Sale of Wholly Owned Subsidiary

On June 29, 2019, the Company, entered into a stock purchase agreement with Cahas Mountain Properties, LLC, a Virginia limited liability company, (“Cahas”) a majority shareholder of the Company. Pursuant to the agreement, Cahas agreed to purchase from the Company the wholly owned subsidiary, Metwood of Virginia, Inc., a Virginia corporation, for nine million four hundred thousand (9,400,000) common shares of the Company’s common stock which it held at a value of seven hundred fifty-two thousand ($752,000) dollars. As part of this agreement, Cahas purchased all assets and liabilities of Metwood of Virginia except, the convertible note payable to Cahas of $50,000 which remained an obligation of the Company.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its fully owned subsidiary, Emerge Nutraceuticals as of June 30, 2019 and June 30, 2018, (with the accounts of Metwood, Inc. “MTWDVA”), a former subsidiary dissolved June 29, 2019). All significant intercompany transactions have been eliminated in consolidation.

Management's Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments .For certain ones of The Company’s financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents. For purposes of the Consolidated Statements of Cash Flows, The Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash in bank deposit accounts, which, at times, may exceed the federally insured limit of $250,000. The Company has not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable.The Company grants credit in the form of unsecured accounts receivable to its customers based on an evaluation of their financial condition. We perform ongoing credit evaluations of customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. At June 30, 2019 and 2018 the allowance for doubtful accounts was $0 and $8,362 respectively, specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible. For the years ended June 30, 2019 and 2018, the bad debt expense was $0 and $ 0, respectively.

Inventory. The Company is not recording any inventory in this filing due to the discontinued operations of Metwood, Inc. a Virginia Corporation Future inventory will be

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and are depreciated over their estimated useful lives using the straight-line method. Recovery periods range from three to thirty-nine years. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidatedbalance sheet, and the resulting gain or loss is reflected in other income and expense. Maintenance and repairs are charged to operations as incurred.

	Useful Life	2019	2018

Machinery and equipment	3	9,750	0
Total property and equipment		9,750	0
Less accumulated depreciation		0	0
Total property and equipment		$9,750	$0

Impairment of Long-lived Assets. The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amounts to the fair value of the asset. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the asset exceeds the projected discounted future cash flows arising from the asset. Based on the terms and conditions of the Definitive Agreement and the sale of the Wholly owned Subsidiary, impairments of long-lived assets were recorded in the financials through June 30, 2019 and 2018.

Revenue Recognition. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 606 “Revenue from Contracts with Customers”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.

The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures. In accordance with the new guidance, the Company recognizes revenue at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company’s policy is to record revenue when control of the goods transfers to the customer.

Income Taxes. Income taxes are accounted for in accordance with FASB ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and for net operating loss carryforwards, where applicable. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Research and Development. The Company performs research and development on our nutraceutical products, new product lines, and new formulations of existing products. Costs, if any, are expensed as they are incurred. For the year ended June 30, 2019, expenses were $2,235,593 and for the year ended June 30, 2018, expenses were $0.

Earnings Per Common Share. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. This presentation has been adopted for the years presented. There were no adjustments required to net income for the years presented in the computation of diluted earnings per share.

During the future fiscal years, the company may be required to issued up to five million shares of common stock to satisfy a convertible note entered into in August 2017. This note expires on June 30, 2022 and 10,000,000 shares of common stock can be issued in any year.

Share-Based Payments. FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

Going Concern. The financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2019, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on the Company’s ability to develop the Company’s businesses and to achieve profitable operations. Since the Company does not anticipate achieving profitable operations and/or adequate cash flows in the near term, management will continue to pursue additional equity financing through private placements of the Company’s common stock.

Recent Accounting Pronouncements –

In February 2017 the FASB issued ASU 20 16-0 2, “Leases (Topic 842)” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The adoption of this standard is not expected have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

The Company had executed a demand note with its previous controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances are repaid to Cahas Mountain as cash flow allows. Advances totaled $0 and $77,400 at June 30, 2019 and 2018, respectively. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year. As part of the sale of Metwood, Inc. (Virginia) the note was transferred along with all accrued interest. The Company recognized interest expense of approximately $5,000 and $5,000 for the years ended June 30, 2019 and 2018, respectively. Sales to Cahas Mountain, LLC was approximately $ 8,800 and $12,000 . As of June 30, 2018 and 2017, the related accounts receivable totaled approximately $0 and $8,800, respectively.

On August 18, 2016, the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note expires on June 30, 2020. This note has been amended and the expiration date has been extended to June 30, 2022. The note is convertible into common shares of Metwood, Inc. at par value of $.0001 and if converted in its entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $17,647 was amortized and included in interest expense during the year ended June 30, 2019. During the year ended June 30, 2019, $17,647 was included in the interest expense. Interest Expense totaled $21,647 and $21,647 for years ended June 30, 2019 and 2018, respectively.

On June 29, 2019, the company entered into a note payable to Metwood, Inc. (Virginia). In the amount of $300,000 and the note is to expire on December 29, 2021. The note has a compounding monthly interest rate of .875%. See Note 1 regarding sale of subsidiary.

On June 29, 2019, Emerge entered into a note payable to Paul Thomas in the amount of $65,000 and the note is to expire on June 29, 2024. The note is interest free for the first 36 months and 5% APR thereafter.

NOTE 4 – COMMITMENT AND CONTINGENCIES

The Emerge incurred no lease expense for the fiscal year ended June 30, 2019. Future lease commitments are as follows:

Lease Commitment Years Ending
2020	$16,800
2021	$14,000

NOTE 5 - EQUITY

As of the year ended June 30, 2019, there are 100,000,000 shares of common stock authorized and 23,366,647 shares issued and outstanding. The authorized preferred stock is 40,000,000 shares and there are -0- shares of preferred stock issued and outstanding.

The company issued 15,000,000 shares in acquisition of assets. See Note 1 regarding purchase of assets.

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

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the

Federal statutory rate of 21% is as follows:

		Tax		Tax
	2018	Rate	2018	Rate
Expected income tax benefit at statutory rate of 39%	$566,000	21%	$101,009	21%
Permanent differences	(132,000)	5%	(67,000)	(14)%
Change in estimate	(11,000)	0%	0	0%
Change in valuation allowance	(432,000	16%	(34,000)	(7)%
Income tax expense (benefit)	$0	$-0-		$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	2019	2018
Tax benefit of net operating loss carry-forward	$569,000	$265,000
Book and tax difference	0	49,000
Less: valuation allowance	(569,000)	(314,000)

Net deferred tax asset	$-0-	$-0-

The Company had a federal net operating tax loss carry-forward of approximately $1,260,000 as of June 30, 2018. The loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2020.

NOTE 7: LEGAL PROCEEDINGS

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

NOTE 8.- RECONCILIATION OF ASSETS AND LIABILITIES HELD FOR SALE

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.

The Company disposed of a component of its business pursuant to the terms of the Definitive Agreement entered on June 28, 2019 resulting in the Company no longer controlling the subsidiary, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations for the three and twelve months ended June 30, 2019, and 2018, and its assets and liabilities are categorized as held for disposal on the condensed consolidated balance sheet as of March 30, 2019. The following summarize assets and liabilities held for disposal on the accompanying condensed consolidated balance sheets and statements of operations:

	June 30,	June 30,
	2019	2018
Carrying amounts of current assets held or disposal:
Cash	$	$61,872
Accounts Receivable	$	$225,414
Inventory	$	$439,649
Prepaid Expenses	$	$18,436

Total current assets held for disposal	$	$745,371

	June 30,	June 30,
	2019	2018
Carrying non-current assets held or disposal:
Property and Equipment, Net	$	$421,451
Total non-current assets held for disposal	$	$421,451

	June 30,	June 30,
	2019	2018
Carrying amounts of current liabiities held or disposal:
Accounts Payable and Accrued Expenses	$	$258,327
Advances from Affiliate	$	$77,460
Total current liabilities held for disposal	$	$335,787

	June 30,	June 30,
	2019	2018
Carrying non-current liabilities held or disposal:
Notes payable
Right-of-Use Obligation
Total non-current liabilities held for disposal	$	$

	June 30,	June 30,
	2019	2018
Twelve Months Ended June 30,
Total Revenue	$(2,325,843)	$(1,942,392)
Total Expense	$3,788,633	$2,424,525

Net Income (loss) from discontinued operations	$1,462,790	$482,133

NOTE 9- SUBSEQUENT EVENTS

On June 18, 2019 the convertible note for $50,000 was amended to extend the due date to June 30, 2020. On June 20, 2020 the $50,000 note was extended to June 30, 2022. All other terms remained the same.

On June 29, 2019, the Company entered into a note payable to Metwood, Inc. (Virginia) in the amount of $300,000 and the note was amended to extend December 29, 2021. The note has a compounding monthly interest rate of .875%.

On June 29, 2019, Emerge entered into a note payable to Paul Thomas in the amount of $65,000 and the note is to expire on June 29, 2024. The note is interest free for the first 36 months and 5% APR thereafter.

On June 1, 2021 Emerge entered into a 36 Month Lease Agreement with MEGA LLC for office space at a monthly lease rate of $2,000.

NOTE 10 – ACQUISITION OF EMERGE

Metwood was presented the opportunity to acquire Emerge Nutraceuticals and reviewed the opportunity and was able to work out the Definitive Agreement. For additional information regarding the Acquisition see Definitive Agreement in a previous filing.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There is no change in Accountants, nor disagreements with the current or prior accountants, nor any changes to the prior years financial statements as issued.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of June 30, 2019 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 1305 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending June 30, 2019 and to the date of the filing of this report and the periods during which each such director or executive officer has served in his respective positions:

Name	Position and Background

Keith Thomas,	CEO, CFO, Director,

Mr. Thomas has been in the supplement, and vitamin business or in excess of fifteen years. Mr. Thomas was a body builder in before entering the manufacturing areas.

Shawn Phillips	Director

Mr. Phillips has been successfully involved in producing various nutraceuticals, having built and sold his previous company.

Raffaela Thomas	Director

Ms. Thomas is a small business owner in Florida and has owned and operated several businesses over her years.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Family Relationships

Raffaela Thomas is the mother of Keith Thomas.

Paul Thomas is the father of Keith Thomas.

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

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, or banking activities.

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than sixty days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, nor has a judgment been reversed, suspended, or vacated.

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

Based solely on a review of the forms received covering purchase and sale transactions in the Company's common stock during the fiscal year ended June 30, 2018, the Company believes that each person who, at any time during that period, was a director, executive officer, or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three fiscal years by our Chief Executive Officer, Keith Thomas and former Chief Executive Officer, Robert M. Callahan, and former Chief Financial Officer, Shawn A. Callahan

Summary Compensation Table

	Fiscal Year	Annual Salary	Bonuses (1)	Other Compensation (2)	Restricted Stock Awards (3)	LTIP Options (4)	Restricted Stock Bonuses (4)
Keith Thomas	2019	$0	$-0-	-0-	$-0-	-0-	-0-
	2018	$0	$-0-	-0-	$-0-	-0-	-0-
	2017	$0	$-0-	-0-	$-0-	-0-	-0-
Robert M. Callahan	2019	$70,000	$0	0	$0	0	0
	2018	$70,000	$0	0	$0	0	0
	2017	$87,115	$0	0	$0	0	0
Shawn A. Callahan	2019	$75,275	$0	0	$0	0	0
	2018	$73,692	$0	0	$0	0	0
	2017	$74,422	$0	0	$0	0	0

_____________

1.	The dollar value of bonuses (cash and non-cash) received.

2.

During the periods covered by the table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

3.	During the periods covered by the table, the Company made no restricted stock awards.

4.	The Company currently has no stock option or restricted stock bonus plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth the shares held by those persons who owned more than five percent of Metwood's common stock as of June 30, 2019 based upon 23,366,647 shares outstanding:

Greater Than 5% Owners

Title of Class	Name and Address of Beneficial Owner	No. of Shares	Percent of Class

Common	Health Holding Group LLC	15,000,000	64.0%
Common	Cahas Mountain Properties LLC	1,500,000	6.4%

________________

(1)	The common shares are held by Health Holdings which is owned by the father of Keith Thomas.

(2)	Cahas Mountain Properties also has a convertible note. See Item 13 for additional information.

Security Ownership of Management

The following table sets forth the shares held by Metwood directors and officers as of March 7, 2019

Management Ownership

Title of	Name and Address	No. of	Percent
Class	Of Beneficial Owner	Shares	of Class

Common	Health Holding Group LLC	15,000,000	64.0%
	721 Rossiter St.
	Mount Dora, FL.

Changes in Control

The company entered into a contract on June 28, 2019 that will changed control when completed. The new entity will be Emerge Nutraceuticals, Inc. a Florida corporation. This contract has been completed as of this filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company had executed a demand note with its previous controlling shareholder, Cahas Mountain, LLC, that Cahas Mountain will make available cash advances from time to time to bridge cash flow shortfalls. These advances are repaid to Cahas Mountain as cash flow allows. Advances totaled $0 and $77,400 at June 30, 2019 and 2018, respectively. The unpaid balance due to Cahas Mountain at the end of each month is subject to an interest rate of 6% per year. As part of the sale of Metwood, Inc. (Virginia) the note was transferred along with all accrued interest. The Company recognized interest expense of approximately $5,000 and $5,000 for the years ended June 30, 2019 and 2018, respectively. Sales to Cahas Mountain, LLC was approximately $ 8,800 and $12,000 . As of June 30, 2018 and 2017, the related accounts receivable totaled approximately $0 and $8,800, respectively.

On August 18, 2016, the Company entered into a convertible note with Cahas Mountain in the amount of $50,000 with an interest rate of 8% per year, this note expires on June 30, 2020. This note has been amended and the expiration date has been extended to June 30, 2022. The note is convertible into common shares of Metwood, Inc. at par value of $.0001 and if converted in its entirety will dilute the current shareholders by a maximum of 50,000,000 shares of common stock. The maximum conversion in any year is 10,000,000 shares of common stock. A debt discount of $50,000 was recorded at issuance and $17,647 was amortized and included in interest expense during the year ended June 30, 2019. During the year ended June 30, 2019, $17,647 was included in the interest expense. Interest Expense totaled $21,647 and $21,647 for years ended June 30, 2019 and 2018, respectively.

On June 29, 2019, the company entered into a note payable to Metwood, Inc. (Virginia). In the amount of $300,000 and the note is to expire on December 29, 2021. The note has a compounding monthly interest rate of .875%. See Note 1 regarding sale of subsidiary.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or to be billed by, Turner Stone & co. for audit services rendered in connection with the consolidated financial statements and reports for the years ended June 30, 2019 and 2018:

	2019	2018

Audit fees	$91,000	$0
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$91,000	$0

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

Date: September 30, 2021	/s/ Keith Thomas
Keith Thomas
CEO and Director

Date: September 30, 2021	/s/ Keith Thomas
Keith Thomas
Financial Officer

